Form 10-Q
period 1996-06-30
CNL INCOME FUND XII LTD
filed 1996-08-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1996
                               ------------------------

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                     0-21558


                            CNL Income Fund XII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3078856
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organiza-                           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                                    32801
- ----------------------------                                  -----------------
(Address of principal                                            (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                                          (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                                 Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                                  1

             Condensed Statements of Income                            2

             Condensed Statements of Partners' Capital                 3

             Condensed Statements of Cash Flows                        4

             Notes to Condensed Financial Statements                   5-6

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                     7-10


Part II

  Other Information                                                    11

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                              June 30,          December 31,
                ASSETS                          1996                1995
                                             -----------        ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $985,800 and
  $939,415                                   $21,240,367         $22,308,784
Net investment in direct financing
  leases                                      13,849,518          14,652,991
Investment in joint ventures                   2,496,330             841,822
Cash and cash equivalents                      1,677,520           1,716,203
Receivables, less allowance for
  doubtful accounts of $29,088 and
  $39,791                                        221,894             259,320
Prepaid expenses                                  12,817               1,924
Organization costs, less accumu-
  lated amortization of $7,465
  and $6,465                                       2,535               3,535
Accrued rental income                          1,703,804           1,444,553
                                             -----------         -----------

                                             $41,204,785         $41,229,132
                                             ===========         ===========


     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                             $     6,029         $     7,655
Accrued and escrowed real
  estate taxes payable                            21,166               7,609
Distributions payable                            956,252           1,001,252
Due to related parties                             5,306               7,250
Rents paid in advance                              3,043              33,295
                                             -----------         -----------
    Total liabilities                            991,796           1,057,061

Partners' capital                             40,212,989          40,172,071
                                             -----------         -----------

                                             $41,204,785         $41,229,132
                                             ===========         ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                         Quarter Ended                    Six Months Ended
                                                           June 30,                            June 30,
                                                   1996              1995               1996              1995
                                                ----------        ----------         ----------        ----------

Revenues:
  Rental income from
    operating leases                            $  611,972        $  651,384         $1,260,485        $1,302,460
  Earned income from
    direct financing
    leases                                         425,691           435,636            859,185           872,090
  Contingent rental
    income                                          13,409            21,998             22,218            32,931
  Interest and other
    income                                          54,218            23,077             78,523            45,092
                                                ----------        ----------         ----------        ----------
                                                 1,105,290         1,132,095          2,220,411         2,252,573
                                                ----------        ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                  47,250            34,723             90,214            60,192
  Professional services                             10,305             6,239             15,932            13,101
  Management fees to
    related parties                                 10,033            10,274             20,087            20,437
  Real estate taxes                                  5,806                -               5,806                -
  State and other taxes                                514               516             18,472            18,679
  Depreciation and
    amortization                                    74,471            81,949            156,420           163,898
                                                ----------        ----------         ----------        ----------
                                                   148,379           133,701            306,931           276,307
                                                ----------        ----------         ----------        ----------

Income Before Equity
  in Earnings of Joint
  Ventures and Loss on
  Sale of Land and
  Building                                         956,911           998,394          1,913,480         1,976,266

Equity in Earnings of
  Joint Ventures                                    35,287            20,477             55,297            40,667

Loss on Sale of Land
  and Building                                     (15,355)               -             (15,355)               -
                                                ----------        ----------         ----------        ---------

Net Income                                      $  976,843        $1,018,871         $1,953,422        $2,016,933
                                                ==========        ==========         ==========        ==========

Allocation of Net Income:
  General partners                              $    9,873        $   10,189         $   19,639        $   20,169
  Limited partners                                 966,970         1,008,682          1,933,783         1,996,764
                                                ----------        ----------         ----------        ----------

                                                $  986,843        $1,018,871         $1,953,422        $2,016,933
                                                ==========        ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                  $     0.21        $     0.22         $     0.43        $     0.44
                                                ==========        ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                              4,500,000         4,500,000          4,500,000         4,500,000
                                                ==========        ==========         ==========        ==========






            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                      Six Months Ended                Year Ended
                                                                           June 30,                  December 31,
                                                                            1996                         1995
                                                                      ----------------               ------------
General partners:
  Beginning balance                                                   $     113,356                   $    73,212
  Net income                                                                 19,639                        40,144
                                                                      -------------                   -----------
                                                                            132,995                       113,356
                                                                      -------------                   -----------

Limited partners:
  Beginning balance                                                      40,058,715                    39,954,494
  Net income                                                              1,933,783                     3,974,228
  Distributions ($0.43 and $0.86
    per limited partner unit,
    respectively                                                         (1,912,504)                   (3,870,007)
                                                                      -------------                   -----------
                                                                         40,079,994                    40,058,715
                                                                      -------------                   -----------

Total partners' capital                                               $  40,212,989                   $40,172,071
                                                                      =============                   ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Six Months Ended
                                                                                            June 30,
                                                                                     1996                 1995
                                                                                 -----------          -----------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                                 $ 1,930,975          $ 1,927,261
                                                                                 -----------          -----------

    Cash Flows From Investing Activities:
      Proceeds from sale of land
        and building                                                               1,640,000                   -
      Investment in joint venture                                                 (1,655,928)                  -
      Collections on loan to tenant
        of joint venture                                                               3,774                3,417
                                                                                 -----------          -----------
          Net cash provided by (used in)
            investing activities                                                     (12,154)               3,417
                                                                                 -----------          -----------

    Cash Flows From Financing
      Activities:
      Distributions to limited partners                                           (1,957,504)          (1,912,504)
                                                                                 -----------          -----------
          Net cash used in financing
            activities                                                            (1,957,504)          (1,912,504)
                                                                                 -----------          -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                                                   (38,683)              18,174

Cash and Cash Equivalents at Beginning of
  Period                                                                           1,716,203            1,714,840
                                                                                 -----------          -----------

Cash and Cash Equivalents at End of
  Period                                                                         $ 1,677,520          $ 1,733,014
                                                                                 ===========          ===========

Supplemental Schedule of Non-Cash
  Investing and Financing Activities:

    Net investment in direct financing
      lease reclassified to land and
      building on operating lease as a
      result of lease termination                                                $   742,358          $         -
                                                                                 ===========          ===========

    Distributions declared and unpaid at
        end of period                                                            $   956,252          $   956,252
                                                                                 ===========          ===========








            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995

1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1995.

         Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.       Land and Buildings:

         In April 1996, the Partnership sold its property in Houston, Texas, to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this property.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1996 and 1995


3.       Investment in Joint Ventures:

         In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant property. As of June 30, 1996, the Partnership and its co-venture partner had contributed $1,655,928 and $235,611, respectively, to the joint venture to acquire the restaurant property. As of June 30, 1996, the Partnership and its co-venture partner owned approximately an 88 percent and 12 percent interest, respectively, in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with the affiliate.

         The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:


                                                                              June 30,               December 31,
                                                                               1996                      1995

                  Land and buildings on
                    operating leases, less
                    accumulated depreciation                                 $1,811,740                $1,299,844
                  Net investment in direct
                    financing leases                                          2,484,077                 1,120,930
                  Cash                                                           19,237                     6,373
                  Accrued rental income                                          72,080                    61,805
                  Other assets                                                      233                       119
                  Liabilities                                                    19,319                     6,330
                  Partners' capital                                           4,368,048                 2,482,741
                  Revenues                                                      151,311                   268,393
                  Net income                                                    134,322                   236,811


         The Partnership recognized income totalling $55,297 and $40,667 for the six months ended June 30, 1996 and 1995, respectively, from these joint ventures, $35,287 and $20,477 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1996, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,930,975 and $1,927,261 for the six months ended June 30, 1996 and 1995, respectively. The increase in cash from operations for the six months ended June 30, 1996, as compared to the six months ended June 30, 1995, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1996.

         In April 1996, the Partnership sold its Property in Houston, Texas, to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this property. In May 1996, the Partnership reinvested the proceeds from this sale, along with additional funds, for a total of $1,655,928 in Middleburg Joint Venture. The Partnership has an approximate 88 percent interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1996, the Partnership had $1,677,520 invested in such short-term investments as compared to $1,716,203 at December 31, 1995. The decrease in cash and cash equivalents during the six months ended June 30, 1996 was primarily attributable to the payment of a special distribution to the limited partners of $45,000 in January 1996 of cumulative excess operating reserves.

The funds remaining at June 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership decreased to $991,796 at June 30, 1996, from $1,057,061 at December 31, 1995, primarily as the result of the Partnership's accruing a special distribution payable to the limited partners of $45,000 at December 31, 1995, as described above, which was paid in January 1996. Total liabilities also decreased as a result of a decrease in rents paid in advance during the six months ended June 30, 1996. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 1996 and 1995 ($956,252 for each of the quarters ended June 30, 1996 and 1995). This represents distributions of $0.43 per unit for each of the six months ended June 30, 1996 and 1995 ($0.21 per unit for each of the quarters ended June 30, 1996 and 1995). No distributions were made to the general partners for the quarters and six months ended June 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partner- ship's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

         During the six months ended June 30, 1996 and 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996) to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $2,119,670 and $2,174,550, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,037,663 and $1,087,020 of which was earned during the quarters ended June 30, 1996 and 1995, respectively.

The decrease in rental and earned income is primarily attributable to a decrease of approximately $42,300, as a result of the sale of the Property in Houston, Texas, in April 1996 as discussed above in "Liquidity and Capital Resources".

         Rental and earned income also decreased approximately $6,800 during the quarter ended June 30, 1996, as a result of the fact that the tenant of the Sizzler's Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. The Partnership is currently seeking a replacement tenant for this Property, however, rental income amounts are expected to be reduced until such time as a replacement tenant can be located. As a result of the termination of this lease, during the six months ended June 30, 1996, the Partnership reclassified this lease from a direct financing lease to an operating lease.

         During the six months ended June 30, 1996 and 1995, the Partnership also earned $22,218 and $32,931, respectively, in contingent rental income, $13,409 and $21,998 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The decrease in contingent rental income is primarily attributable to a change in the contingent rent formula in accordance with the terms of the leases of two Properties.

         Interest and other income was $78,523 and $45,092 for the six months ended June 30, 1996 and 1995, respectively, of which $54,218 and $23,077 was earned for the quarters ended June 30, 1996 and 1995, respectively. The increase in interest and other income is primarily attributable to the Partnership granting an adjacent landowner to its Property in Black Mountain, North Carolina, certain easement rights in exchange for $25,000 during the quarter ended June 30, 1996.

         For the six months ended June 30, 1996 and 1995, the Partnership owned and leased four and three Properties indirectly through joint venture arrangements, respectively. In connection therewith, during the six months ended June 30, 1996 and 1995, the Partnership earned $55,297 and $40,667, respectively, attributable to net income earned by these joint ventures, $35,287 and $20,477 of which was earned during the quarters ended June 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources".

         Operating expenses, including depreciation and amortization expense, were $306,931 and $276,307 for the six months ended June 30, 1996 and 1995, respectively, of which $148,379 and $133,701 were incurred for the quarters ended June 30, 1996 and 1995, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1996, as compared to the quarter and six months ended June 30, 1995, is primarily attributable to an increase in (i) accounting and administrative expenses associated with operating the Partnership and its Properties and (ii) insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The increase in operating expenses was partially offset by a decrease in depreciation expense during the quarter and six months ended June 30, 1996, as a result of the sale of the Property located in Houston, Texas, in April 1996, as described above in "Liquidity and Capital Resources".

         As a result of the sale of the Property in Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $15,355 for financial reporting purposes for the quarter and six months ended June 30, 1996.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.  Inapplicable.

Item 2.           Changes in Securities.  Inapplicable.

Item 3.           Defaults upon Senior Securities.  Inapplicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 1996.

                          CNL INCOME FUND XII, LTD.

                          By:      CNL REALTY CORPORATION
                                   General Partner

                                   By:      /s/ James M. Seneff, Jr.
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                   By:      /s/ Robert A. Bourne
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)