Form 10-Q
period 1996-09-30
CNL INCOME FUND XII LTD
filed 1996-11-05
CIK 879982

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1996
                               -----------------------------------

                                      OR

( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ----------------


                            Commission file number
                                     0-21558
                            ----------------------


                    CNL Income Fund XII, Ltd.
------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)


          Florida                             59-3078856
----------------------------        -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                32801
----------------------------        -------------------------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                       (407) 422-1574
                                    -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes     X      No
                                                      -------       -------






                                    CONTENTS
                                    --------


Part I                                                              Page
                                                                    ----

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






                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS


                                               September 30,     December 31,
            ASSETS                                 1996              1995
                                               -------------     ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,064,571 and
  $939,415                                      $21,161,596      $22,308,784
Net investment in direct financing
  leases                                         13,819,743       14,652,991
Investment in joint ventures                      2,493,142          841,822
Cash and cash equivalents                         1,813,951        1,716,203
Receivables, less allowance for
  doubtful accounts of $27,757 and
  $39,791                                           188,772          259,320
Prepaid expenses                                     12,262            1,924
Organization costs, less accumu-
  lated amortization of $7,965
  and $6,465                                          2,035            3,535
Accrued rental income                             1,833,430        1,444,553
                                                -----------      -----------

                                                $41,324,931      $41,229,132
                                                ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                $     6,705      $     7,655
Accrued and escrowed real
  estate taxes payable                               19,405            7,609
Distributions payable                               956,252        1,001,252
Due to related parties                                9,189            7,250
Rents paid in advance                                88,324           33,295
                                                -----------      -----------
    Total liabilities                             1,079,875        1,057,061

Partners' capital                                40,245,056       40,172,071
                                                -----------      -----------

                                                $41,324,931      $41,229,132
                                                ===========      ===========


           See accompanying notes to condensed financial statements.








                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                        CONDENSED STATEMENTS OF INCOME

                                   Quarter Ended          Nine Months Ended
                                  September 30,            September 30,
                                  1996        1995        1996        1995
                               ----------  ----------  ----------  ----------

Revenues:
  Rental income from
    operating leases           $  607,197  $  648,600  $1,867,682  $1,951,060
  Earned income from
    direct financing
    leases                        415,545     429,610   1,274,730   1,301,700
  Contingent rental
    income                         15,586      14,908      37,804      47,839
  Interest and other
    income                         21,037      20,589      99,560      65,681
                               ----------  ----------  ----------  ----------
                                1,059,365   1,113,707   3,279,776   3,366,280
                               ----------  ----------  ----------  ----------

Expenses:
  General operating and
    administrative                 44,014      34,562     134,228      94,754
  Professional services            11,615       8,010      27,547      21,111
  Management fees to
    related parties                 9,431      10,205      29,518      30,642
  Real estate taxes                 1,521          -        7,327          -
  State and other taxes                -           -       18,472      18,679
  Depreciation and
    amortization                   79,271      81,949     235,691     245,847
                               ----------  ----------  ----------  ----------
                                  145,852     134,726     452,783     411,033
                               ----------  ----------  ----------  ----------

Income Before Equity
  in Earnings of Joint
  Ventures and Loss on Sale
  of Land and Building            913,513     978,981   2,826,993   2,955,247

Equity in Earnings of
  Joint Ventures                   74,806      20,453     130,103      61,120

Loss on Sale of Land and
  Building                             -           -      (15,355)         -
                               ----------  ----------  ----------  ----------

Net Income                     $  988,319  $  999,434  $2,941,741  $3,016,367
                               ==========  ==========  ==========  ==========

Allocation of Net Income:
  General partners             $    9,883  $    9,995  $   29,520  $   30,164
  Limited partners                978,436     989,439   2,912,221   2,986,203
                               ----------  ----------  ----------  ----------

                               $  988,319  $  999,434  $2,941,741  $3,016,367
                               ==========  ==========  ==========  ==========

Net Income Per Limited
  Partner Unit                 $     0.22  $     0.22  $     0.65  $     0.66
                               ==========  ==========  ==========  ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding             4,500,000   4,500,000   4,500,000   4,500,000
                               ==========  ==========  ==========  ==========


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                         Nine Months Ended        Year Ended
                                            September 30,        December 31,
                                               1996                  1995
                                         -----------------       ------------

General partners:
  Beginning balance                        $   113,356          $    73,212
  Net income                                    29,520               40,144
                                           -----------          -----------
                                               142,876              113,356
                                           -----------          -----------

Limited partners:
  Beginning balance                         40,058,715           39,954,494
  Net income                                 2,912,221            3,974,228
  Distributions ($0.64 and
    $0.86 per limited
    partner unit,
    respectively                            (2,868,756)          (3,870,007)
                                           -----------          -----------
                                            40,102,180           40,058,715
                                           -----------          -----------

Total partners' capital                    $40,245,056          $40,172,071
                                           ===========          ===========


           See accompanying notes to condensed financial statements.







                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                      CONDENSED STATEMENTS OF CASH FLOWS


                                                       Nine Months Ended
                                                          September 30,
                                                       1996         1995
                                                    -----------   -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 3,010,795   $ 2,874,899
                                                   -----------   -----------

    Cash Flows From Investing Activities:
      Proceeds from sale of land
        and building                                 1,640,000            -
      Investment in joint venture                   (1,645,024)           -
      Collections on loan to tenant
        of joint venture                                 5,733         5,190
                                                   -----------   -----------
          Net cash provided by investing
            activities                                     709         5,190
                                                   -----------   -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited partners           (2,913,756)   (2,868,756)
                                                   -----------   -----------
          Net cash used in financing
            activities                              (2,913,756)   (2,868,756)
                                                   -----------   -----------

Net Increase in Cash and Cash Equivalents               97,748        11,333

Cash and Cash Equivalents at Beginning of
  Period                                             1,716,203     1,714,840
                                                   -----------   -----------

Cash and Cash Equivalents at End of
  Period                                           $ 1,813,951   $ 1,726,173
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







                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
          Quarters and Nine Months Ended September 30, 1996 and 1995


1.    Basis of Presentation:
      ---------------------

      The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1996, may not be indicative of the results that may be expected for the year ending December 31, 1996. Amounts as of December 31, 1995, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.    Land and Buildings:
      ------------------

      In April 1996, the Partnership sold its property in Houston, Texas, to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this property.

3.    Investment in Joint Ventures:
      ----------------------------

      In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant property. As of September 30, 1996, the Partnership and its co-venture partner had contributed $1,645,024 and $234,059, respectively, to the joint venture to acquire the restaurant property. As of September 30, 1996, the Partnership and its co-venture partner owned approximately an 88 percent and 12 percent interest, respectively, in the profits and losses of the
      joint  venture.   The Partnership accounts for its investment in this
      joint venture under the equity method since the Partnership shares control with the affiliate.

      The following presents the combined, condensed financial information for all of the Partnership's investments in joint ventures at:

                                            September 30,     December 31,
                                                1996              1995
                                            -------------     ------------

            Land and building on
              operating leases,
              less accumulated
              depreciation                  $1,801,623        $1,299,844
            Net investment in
              direct financing
              leases                         2,470,557         1,120,930
            Cash                                   559             6,373
            Accrued rental income               88,731            61,805
            Other assets                         1,261               119
            Liabilities                            662             6,330
            Partners' capital                4,362,069         2,482,741
            Revenues                           280,891           268,393
            Net income                         255,724           236,811

      The Partnership recognized income totalling $130,103 and $61,120 for the nine months ended September 30, 1996 and 1995, respectively, from these joint ventures, $74,806 and $20,453 of which was earned during the quarters ended September 30, 1996 and 1995, respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1996, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

      The Partnership's primary source of capital for the nine months ended September 30, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $3,010,795 and $2,874,899 for the nine months ended September 30, 1996 and 1995, respectively. The increase in cash from operations for the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, is primarily a result of changes in the Partnership's working capital.

      Other sources and uses of capital included the following during the nine months ended September 30, 1996.

      In April 1996, the Partnership sold its Property in Houston, Texas, to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses the Partnership had allocated to this property. In May 1996, the Partnership reinvested the sales proceeds from this sale, along with additional funds, in Middleburg Joint Venture. The Partnership has an approximate 88 percent interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same general partners.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1996, the Partnership had $1,813,951 invested in such short-term investments as compared to $1,716,203 at December 31, 1995. The funds remaining at September 30, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      Total liabilities of the Partnership increased to $1,079,875 at September 30, 1996, from $1,057,061 at December 31, 1995, primarily as the result of an increase in rents paid in advance during the nine months ended September 30, 1996. The increase in total liabilities was partially offset as the result of the Partnership's accruing a special distribution payable to the limited partners of $45,000 at December 31, 1995, which was paid in January 1996 from cumulative excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 1996 and 1995 ($956,252 for each of the quarters ended September 30, 1996 and 1995). This represents distributions of $0.64 per unit for each of the nine months ended September 30, 1996 and 1995 ($0.21 per unit for each of the quarters ended September 30, 1996 and 1995). No distributions were made to the general partners for the quarters and nine months ended September 30, 1996 and 1995. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations
---------------------

      During the nine months ended September 30, 1996 and 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $3,142,412 and $3,252,760, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,022,742 and $1,078,210 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in rental and earned income is primarily attributable to a decrease of approximately $47,100 and $89,400 during the quarter and nine months ended September 30, 1996, respectively, as a result of the sale of the Property in Houston, Texas, in April 1996 as discussed above in "Liquidity and Capital Resources".

      Rental and earned income also decreased approximately $15,100 and $22,300 during the quarter and nine months ended September 30, 1996, respectively, as a result of the fact that the tenant of the Sizzler's Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. The Partnership is currently seeking a replacement tenant for this Property, however, rental income amounts are expected to be reduced until such time as a replacement tenant can be located. As a result of the termination of this lease, during the nine months ended September 30, 1996, the Partnership reclassified this lease from a direct financing lease to an operating lease.

      During the nine months ended September 30, 1996 and 1995, the Partnership also earned $37,804 and $47,839, respectively, in contingent rental income, $15,586 and $14,908 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The decrease in contingent rental income during the nine months ended September 30, 1996, is primarily attributable to a change in the contingent rent formula in accordance with the terms of the leases of two Properties.

      Interest and other income was $99,560 and $65,681 for the nine months ended September 30, 1996 and 1995, respectively, of which $21,037 and $20,589 was earned for the quarters ended September 30, 1996 and 1995, respectively. The increase in interest and other income is primarily attributable to the Partnership granting certain easement rights to the owner of the property adjacent to the Partnership's Property in Black Mountain, North Carolina, in exchange for $25,000 during the nine months ended September 30, 1996.

      For the nine months ended September 30, 1996 and 1995, the Partnership owned and leased four and three Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1996 and 1995, the Partnership earned $130,103 and $61,120, respectively, attributable to net income earned by these joint ventures, $74,806 and $20,453 of which was earned during the quarters ended September 30, 1996 and 1995, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources".

      Operating expenses, including depreciation and amortization expense, were $452,783 and $411,033 for the nine months ended September 30, 1996 and 1995, respectively, of which $145,852 and $134,726 were incurred for the quarters ended September 30, 1996 and 1995, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1996, as compared to the quarter and nine months ended September 30, 1995, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties. Operating expenses also increased during the nine months ended September 30, 1996, as compared to the nine months ended September 30, 1995, as a result of an increase in insurance expense as a result of the general partners' obtaining contingent liability and property coverage for the Partnership, effective May 1995. This insurance policy is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property. The increase in operating expenses during the quarter and nine months ended September 30, 1996, was partially offset by a decrease in depreciation expense during the quarter and nine months ended September 30, 1996, as a result of the sale of the Property located in Houston, Texas, in April 1996, as described above in "Liquidity and Capital Resources".

      Operating expenses also increased during the quarter and nine months ended September 30, 1996, as a result of the Partnership recording current and past due real estate taxes relating to the Property in Tempe, Arizona. The Partnership expects to continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.

      As a result of the sale of the Property in Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $15,355 for financial reporting purposes for the quarter and nine months ended September 30, 1996. No Properties were sold during the nine months ended September 30, 1995.



                          PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings.  Inapplicable.
            -----------------

Item 2.     Changes in Securities.  Inapplicable.
            ---------------------

Item 3.     Defaults upon Senior Securities.  Inapplicable.
            -------------------------------

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

            Inapplicable.

Item 5.     Other Information.  Inapplicable.
            -----------------

Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a)   Exhibits - None.

            (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.







                                  SIGNATURES
                                  ----------

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      DATED this 4th day of November, 1996.

                              CNL INCOME FUND XII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    By:   /s/ James M. Seneff, Jr.
                                          -----------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ Robert A. Bourne
                                          -----------------------------
                                          ROBERT A. BOURNE
                                          President and Treasurer
                                          (Principal Financial and
                                          Accounting Officer)