Form 10-K405
period 1996-12-31
CNL INCOME FUND XII LTD
filed 1997-03-31
CIK 879982

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549
                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                to


                        Commission file number  0-21558

                           CNL INCOME FUND XII, LTD.
            (Exact name of registrant as specified in its charter)

               Florida                                  59-3078856
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                       400 East South Street, Suite 500
                            Orlando, Florida  32801
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (407) 422-1574

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class:           Name of exchange on which registered:
                None                              Not Applicable

         Securities registered pursuant to Section 12(g) of the Act:

             Units of limited partnership interest ($10 per Unit)
                               (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days:  Yes      X      No

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

      Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None





                                    PART I


ITEM 1.  BUSINESS

      CNL Income Fund XII, Ltd. (the "Registrant" or the "Partnership") is a limited partnership which was organized pursuant to the laws of the State of Florida on August 20, 1991. The general partners of the Partnership are Robert A. Bourne, James M. Seneff, Jr. and CNL Realty Corporation, a Florida corporation (the "General Partners"). Beginning on September 29, 1992, the Partnership offered for sale up to $45,000,000 of limited partnership interests (the "Units") (4,500,000 Units at $10 per Unit) pursuant to a registration statement on Form S-11 under the Securities Act of 1933, as amended, effective March 12, 1992. The offering terminated on March 15, 1993, at which date the maximum offering proceeds of $45,000,000 had been received from investors who were admitted to the Partnership as limited partners ("Limited Partners").

      The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture (as described in Note 6 to the financial statements in Item 8 of this report) and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas, and reinvested the sales proceeds, along with additional funds, in Middleburg Joint Venture. As a result of the above transactions, the Partnership currently owns 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is co-venturer. The Partnership leases the Properties on a triple-net basis with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities.

      The Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. In general, the General Partners plan to seek the sale of some of the Properties commencing seven to 12 years after their acquisition. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

      Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 14 to 20 years (the average being 19 years), and expire between 2007 and 2016. All leases are on a triple-net basis, with the lessee responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,900 to $213,800. All of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

      Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

      The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

      In June 1996, the tenant of the Sizzler Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property. The Partnership is currently seeking a replacement tenant for this Property.

Major Tenants

      During 1996, three lessees (or group of affiliated lessees) of the Partnership, (i) Long John Silver's, Inc., (ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures). As of December 31, 1996, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to ten restaurants and Flagstar Corporation was the lessee under leases relating to 15 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees or group of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1997 and subsequent years. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from four Properties owned by joint ventures). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1996, Foodmaker, Inc. and Flagstar Corporation each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

      The Partnership has entered into three separate joint venture arrangements, Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture and Kingsville Real Estate Joint Venture, with affiliates of the General Partners to hold three Properties. In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the General Partnership, to purchase and hold one property.

      The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

      Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

      The Partnership shares management control equally with affiliates of the General Partners for each joint venture. The joint venture agreements restrict each venturer's ability to sell, transfer or assign its joint venture interest without first offering it for sale to its joint venture partners, either upon such terms and conditions as to which the venturers may agree or, in the event the venturers cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture interest.


      Net cash flow from operations of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture and Middleburg Joint Venture is distributed 59 percent, 18.61%, 31.13%, 87.54%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

      CNL Investment Company, an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1994. Under this agreement, CNL Investment Company was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Investment Company also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Investment Company an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

      Effective January 1, 1995, certain officers and employees of CNL Investment Company became officers and employees of CNL Income Fund Advisors, Inc., an affiliate of the General Partners, and CNL Investment Company assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Income Fund Advisors, Inc. In addition, effective October 1, 1995, CNL Income Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL Fund Advisors, Inc. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

      The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

Competition

      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

Employees

      The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL Fund Advisors, Inc. perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


ITEM 2.  PROPERTIES

      As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 48 Properties, located in 15 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

      Land. The Partnership's Property sites range from approximately 9,200 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

      Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties acquired by the Partnership are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

      Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease.

      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1996 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

      Flagstar Corporation leases 11 Hardee's restaurants, three Denny's restaurants, and one Quincy's restaurant. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $77,900 (ranging from approximately $51,400 to $128,800).

      Long John Silver's, Inc. leases eight Long John Silver's restaurants. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $70,000 (ranging from approximately $61,600 to $76,300).

      Foodmaker, Inc. leases ten Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $98,200 (ranging from approximately $75,900 to $123,400).

      The General Partners consider the Properties to be well-maintained and sufficient for the Partnership's operations.


ITEM 3.  LEGAL PROCEEDINGS

      Neither the Partnership, nor its General Partners or any affiliate of the General Partners, nor any of their respective properties, is a party to, or subject to, any material pending legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.


                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of February 28, 1997, there were 3,464 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

      The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1996 and 1995 other than pursuant to the Plan, net of commissions (which ranged from zero to 15.56%).

                                   1996 (1)                1995 (1)
                             ----------------------  ----------------------
                              High    Low   Average   High    Low   Average
                             ------  -----  -------  ------  -----  -------
      First Quarter          $10.00  $9.50    $9.56  $ 7.75 $ 7.75   $ 7.75
      Second Quarter           9.50   8.79     9.15    8.63   7.52     8.20
      Third Quarter           10.00   4.64     8.41    9.50   8.75     9.13
      Fourth Quarter           9.50   7.66     8.53   10.00   8.46     9.31

(1) A total of 22,480 and 27,830 Units were transferred other than pursuant to the Plan for the years ended December 31, 1996 and 1995, respectively.

      The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

      For the years ended December 31, 1996 and 1995, the Partnership declared cash distributions of $3,825,008 and $3,870,007, respectively, to the Limited Partners. During the quarter ended December 31, 1995, the Partnership declared a special distribution to the Limited Partners of $45,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

      Quarter Ended                      1996        1995
      -------------                   ----------  ----------

      March 31                        $  956,252  $  956,252
      June 30                            956,252     956,252
      September 30                       956,252     956,252
      December 31                        956,252   1,001,251

      The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.


ITEM 6.  SELECTED FINANCIAL DATA


                                     1996          1995          1994          1993          1992
                                  -----------   -----------   -----------   -----------   -----------
Year Ended December 31:
  Revenues (1)                    $ 4,553,058   $ 4,570,571   $ 4,548,580   $ 3,614,326   $    70,407
  Net income (2)                    3,943,043     4,014,372     4,027,834     3,134,229        59,199
  Cash distributions
    declared (3)                    3,825,008     3,870,007     3,825,006     2,870,011       124,995
  Net income per Unit (2)(4)             0.87          0.88          0.89          0.72          0.05
  Cash distributions declared
    per Unit (3)(4)                      0.85          0.86          0.85          0.66          0.12

At December 31:
  Total assets                    $41,343,138   $41,229,132   $41,127,173   $40,945,978   $18,910,975
  Partners' capital                40,290,106    40,172,071    40,027,706    39,824,878    18,702,875



(1)   Revenues include equity in earnings of joint ventures.

(2) Net income for the year ended December 31, 1996, includes $15,355 from a loss on sale of land and building.

(3) Distributions for the year ended December 31, 1995, include a special distribution to the Limited Partners of $45,000, which represented cumulative excess operating reserves.

(4) Based on the weighted average number of Limited Partner Units outstanding during each of the years ended December 31, 1996, 1995, 1994 and 1993, and during the period October 8, 1992 through December 31, 1992.

      The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessee generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1996, the Partnership owned 48 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

      The Partnership's primary source of capital for the years ended December 31, 1996, 1995 and 1994, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,951,689, $3,819,362 and $3,848,962 for the years ended December 31, 1996, 1995 and
1994, respectively. The increase in cash from operations during 1996, and the decrease during 1995, each as compared to the previous year, are primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

      Other sources and uses of capital included the following during the years ended December 31, 1996, 1995 and 1994.


      In April 1996, the Partnership sold its Property in Houston, Texas, to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to this property. In May 1996, the Partnership reinvested the sales proceeds from this sale, along with additional funds, in Middleburg Joint Venture. The Partnership has an 87.54% interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same General Partners.

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

      Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1996, the Partnership had $1,800,601 invested in such short-term investments as compared to $1,716,203 at December 31, 1995. The funds remaining at December 31, 1996, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

      During 1996, 1995 and 1994, affiliates of the General Partners incurred on behalf of the Partnership $118,929, $105,019 and $102,675, respectively, for certain operating expenses. As of December 31, 1996 and 1995, the Partnership owed $2,981 and $7,250, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1997, the Partnership had reimbursed the affiliates all such amounts. Other liabilities increased to $1,050,051 at December 31, 1996, from $1,049,811 at December 31, 1995. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

      Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,825,008, $3,870,007 and $3,825,006 for the years ended December 31, 1996, 1995 and 1994, respectively. This represents a distribution of $0.85, $0.86 and $0.85 per Unit for the years ended December 31, 1996, 1995 and 1994, respectively. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1996, 1995 and 1994, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

      The General Partners believe that the Properties are adequately covered by insurance. In addition, the General Partners have obtained contingent liability and property coverage for the Partnership. This insurance is intended to reduce the Partnership's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the Property.

      The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who generally meet specified financial standards minimizes the Partnership's operating expenses. The General Partners believe that the leases will continue to generate cash flow in excess of operating expenses.

      Due to low operating expenses and ongoing cash flow, the General Partners believe that the Partnership has sufficient working capital reserves at this time. In addition, because all leases of the Partnership's Properties are on a triple-net basis, it is not anticipated that a permanent reserve for maintenance and repairs will be established at this time. To the extent, however, that the Partnership has insufficient funds for such purposes, the General Partners will contribute to the Partnership an aggregate amount of up to one percent of the offering proceeds for maintenance and repairs.


      The General Partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

Results of Operations

        During the years ended December 31, 1996, 1995 and 1994, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996). In addition, during 1995 and 1994, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1996, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property. As of December 31, 1996, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,900 to $213,800. All of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item
2.  Properties,  respectively.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership earned $4,165,640, $4,330,100 and $4,358,194, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1996, as compared to 1995, is primarily attributable to a decrease of approximately $136,500 during the year ended December 31, 1996, as a result of the sale of the Property in Houston, Texas, in April 1996, as discussed above in "Liquidity and Capital Resources".

      Rental and earned income also decreased approximately $39,800 during 1996, as compared to 1995, as a result of the fact that the tenant of the Sizzler Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. The Partnership is currently seeking a replacement tenant for this Property; however, rental income amounts are expected to be reduced until such time as a replacement tenant can be located. As a result of the termination of this lease, during the year ended December 31, 1996, the Partnership reclassified this lease from a direct financing lease to an operating lease.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $67,652, $70,819 and $35,383, respectively, in contingent rental income. The increase in contingent rental income during 1995, as compared to 1994, is primarily attributable to the fact that contingent rent became due on certain Properties which had not previously been required to pay percentage rent under the terms of their leases.

      In addition, for the years ended December 31, 1996, 1995 and 1994, the Partnership earned $200,499, $81,582 and $85,252, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources."

      During the year ended December 31, 1996, three of the Partnership's lessees (or group of affiliated lessees), (i) Long John Silver's, Inc., (ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures). As of December 31, 1996, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to ten restaurants and Flagstar Corporation was the lessee under leases relating to 15 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees or group of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1997 and subsequent years. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1996 (including the Partnership's share of rental income from four Properties owned by joint ventures). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.


      During the years ended December 31, 1996, 1995 and 1994, the Partnership also earned $119,267, $88,070 and $69,751, respectively, in interest and other income. The increase in interest and other income during 1996, as compared to 1995, is primarily attributable to the Partnership granting certain easement rights to the owner of the property adjacent to the Partnership's Property in Black Mountain, North Carolina, in exchange for $25,000. The increase in interest and other income during 1995, as compared to 1994, is primarily attributable to an increase in interest rates earned by the Partnership from money market accounts or other short-term liquid investments.

      Operating expenses, including depreciation and amortization expense, were $594,660, $556,199 and $520,746 for the years ended December 31, 1996,
1995 and 1994, respectively. The increase in operating expenses for the years ended December 31, 1996 and 1995, each as compared to the prior year, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership, as discussed above in "Liquidity and Capital Resources."

      The increase in operating expenses during 1996, as compared to 1995, also is a result of the Partnership recording current and past due real estate taxes relating to the Property in Tempe, Arizona, during 1996, as a result of the tenant declaring bankruptcy and ceasing operations of the restaurant business located on the Property. The Partnership expects to continue to incur certain expenses, such as real estate taxes, insurance and maintenance until a replacement tenant is located. The Partnership is currently seeking a replacement tenant for this Property.

      The increase in operating expenses during 1996, as compared to 1995, was partially offset by a decrease in depreciation expense during the year ended December 31, 1996, as a result of the sale of the Property located in Houston, Texas, in April 1996, as described above in "Liquidity and Capital Resources".

      As a result of the sale of the Property in Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $15,355 for financial reporting purposes for the year ended December 31, 1996. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to this Property. No Properties were sold during 1995 and 1994.

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

      The Partnership's leases as of December 31, 1996, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS



                                                                      Page

Report of Independent Accountants                                      11

Financial Statements:

  Balance Sheets                                                       12

  Statements of Income                                                 13

  Statements of Partners' Capital                                      14

  Statements of Cash Flows                                             15

  Notes to Financial Statements                                        17


                       Report of Independent Accountants



To the Partners
CNL Income Fund XII, Ltd.



We have audited the financial statements and the financial statement schedule of CNL Income Fund XII, Ltd. (a Florida limited partnership) listed in Item 14(a) of this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.


Orlando, Florida
January 18, 1997


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS


                                                         December 31,
           ASSETS                                   1996             1995
                                                 -----------      -----------

Land and buildings on operating
  leases, less accumulated
  depreciation                                   $21,082,468      $22,308,784
Net investment in direct
  financing leases                                13,789,036       14,652,991
Investment in joint ventures                       2,496,749          841,822
Cash and cash equivalents                          1,800,601        1,716,203
Receivables, less allowance for
  doubtful accounts of $23,395
  and $39,791                                        202,908          259,320
Prepaid expenses                                       6,786            1,924
Organization costs, less
  accumulated amortization of
  $8,465 and $6,465                                    1,535            3,535
Accrued rental income                              1,963,055        1,444,553
                                                 -----------      -----------

                                                 $41,343,138      $41,229,132
                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                 $     9,303      $     7,655
Accrued and escrowed real estate
  taxes payable                                       14,706            7,609
Distributions payable                                956,252        1,001,252
Due to related parties                                 2,981            7,250
Rents paid in advance                                 69,790           33,295
                                                 -----------      -----------
    Total liabilities                              1,053,032        1,057,061

Partners' capital                                 40,290,106       40,172,071
                                                 -----------      -----------

                                                 $41,343,138      $41,229,132
                                                 ===========      ===========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME


                                               Year Ended December 31,
                                           1996         1995         1994
                                        ----------   ----------   ----------

Revenues:
  Rental income from operating
    leases                              $2,473,574   $2,599,899   $2,604,691
  Earned income from direct
    financing leases                     1,692,066    1,730,201    1,753,503
  Contingent rental income                  67,652       70,819       35,383
  Interest and other income                119,267       88,070       69,751
                                        ----------   ----------   ----------
                                         4,352,559    4,488,989    4,463,328
                                        ----------   ----------   ----------
Expenses:
  General operating and admini-
    strative                               173,614      141,271      110,448
  Professional services                     39,121       27,680       31,712
  Management fees to related parties        40,244       40,774       40,596
  Real estate taxes                          7,891           -            -
  State and other taxes                     18,471       18,679       10,195
  Depreciation and amortization            315,319      327,795      327,795
                                        ----------   ----------   ----------
                                           594,660      556,199      520,746
                                        ----------   ----------   ----------

Income Before Equity in Earnings of
  Joint Ventures and Loss on Sale
  of Land and Building                   3,757,899    3,932,790    3,942,582

Equity in Earnings of Joint Ventures       200,499       81,582       85,252

Loss on Sale of Land and Building          (15,355)          -            -
                                        ----------   ----------   ----------

Net Income                              $3,943,043   $4,014,372   $4,027,834
                                        ==========   ==========   ==========

Allocation of Net Income:
  General partners                      $   39,533   $   40,144   $   40,278
  Limited partners                       3,903,510    3,974,228    3,987,556
                                        ----------   ----------   ----------

                                        $3,943,043   $4,014,372   $4,027,834
                                        ==========   ==========   ==========

Net Income Per Limited Partner Unit     $     0.87   $     0.88   $     0.89
                                        ==========   ==========   ==========

Weighted Average Number of Limited
  Partner Units Outstanding              4,500,000    4,500,000    4,500,000
                                        ==========   ==========   ==========


                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

                 Years Ended December 31, 1996, 1995 and 1994

                             General Partners                   Limited Partners
                             -----------------  --------------------------------------------------
                                       Accumu-                               Accumu-
                              Contri-  lated      Contri-      Distri-       lated     Syndication
                              butions Earnings    butions      butions      Earnings      Costs        Total
                              ------- --------  ----------- ------------  -----------  -----------  -----------
Balance, December 31, 1993     $1,000  $31,934  $45,000,000 $ (2,995,006) $ 3,161,494  $(5,374,544) $39,824,878

  Distributions to limited
    partners ($0.85 per
    limited partner unit)          -        -            -    (3,825,006)          -            -    (3,825,006)
  Net income                       -    40,278           -            -     3,987,556           -     4,027,834
                               ------ --------  ----------- ------------  -----------  -----------  -----------

Balance, December 31, 1994      1,000   72,212   45,000,000   (6,820,012)   7,149,050   (5,374,544)  40,027,706

  Distributions to limited
    partners ($0.86 per
    limited partner unit)          -        -            -    (3,870,007)          -            -    (3,870,007)
  Net income                       -    40,144           -            -     3,974,228           -     4,014,372
                               ------ --------  ----------- ------------  -----------  -----------  -----------

Balance, December 31, 1995      1,000  112,356   45,000,000  (10,690,019)  11,123,278   (5,374,544)  40,172,071

  Distributions to limited
    partners ($0.85 per
    limited partner unit)          -        -            -    (3,825,008)          -            -    (3,825,008)
  Net income                       -    39,533           -            -     3,903,510           -     3,943,043
                               ------ --------  ----------- ------------  -----------  -----------  -----------

Balance, December 31, 1996     $1,000 $151,889  $45,000,000 $(14,515,027) $15,026,788  $(5,374,544) $40,290,106
                               ====== ========  =========== ============  ===========  ===========  ===========


                                 See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                             Year Ended December 31,
                                        1996          1995          1994
                                    ------------  ------------  ------------

Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from tenants  $  3,951,047  $  3,878,623  $  3,906,229
        Distributions from joint
          ventures                       190,596        80,633        83,893
        Cash paid for expenses          (278,240)     (224,091)     (206,607)
        Interest received                 88,286        84,197        65,447
                                    ------------  ------------  ------------
            Net cash provided by
              operating activities     3,951,689     3,819,362     3,848,962
                                    ------------  ------------  ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and building            1,640,000            -             -
        Additions to land and
          buildings on operating
          leases                              -             -           (230)
        Investment in direct
          financing leases                    -             -           (591)
        Investment in joint
          ventures                    (1,645,024)           -         (4,400)
        Collections on loan to
          tenant of joint venture          7,741         7,008         6,400
        Other                                 -             -            973
                                    ------------  ------------  ------------
            Net cash provided by
              investing activities         2,717         7,008         2,152
                                    ------------  ------------  ------------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                    (3,870,008)   (3,825,007)   (3,768,754)
                                    ------------  ------------  ------------
            Net cash used in
              financing activities    (3,870,008)   (3,825,007)   (3,768,754)
                                    ------------  ------------  ------------

Net Increase in Cash and Cash
  Equivalents                             84,398         1,363        82,360

Cash and Cash Equivalents at
  Beginning of Year                    1,716,203     1,714,840     1,632,480
                                    ------------  ------------  ------------

Cash and Cash Equivalents at
  End of Year                       $  1,800,601  $  1,716,203  $  1,714,840
                                    ============  ============  ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED


                                             Year Ended December 31,
                                        1996          1995          1994
                                    ------------  ------------  ------------

Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                      $  3,943,043  $  4,014,372  $  4,027,834
                                    ------------  ------------  ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                     313,319       325,795       325,795
        Amortization                       2,000         2,000         2,000
        Equity in earnings of
          joint ventures, net of
          distributions                   (9,903)         (949)       (1,359)
        Loss on sale of land and
          building                        15,355            -             -
        Decrease (increase) in
          receivables                     48,671       (24,836)       (6,462)
        Decrease in net invest-
          ment in direct finan-
          cing leases                    121,597       111,675        98,979
        Increase in prepaid
          expenses                        (4,862)       (1,924)           -
        Increase in accrued
          rental income                 (518,502)     (519,365)     (520,295)
        Increase (decrease) in
          accounts payable and
          accrued expenses                 8,745        (9,623)      (22,434)
        Increase (decrease) in
          due to related parties          (4,269)        7,055        (9,611)
        Increase (decrease) in
          rents paid in advance           36,495       (84,838)      (45,485)
                                    ------------  ------------  ------------
            Total adjustments              8,646      (195,010)     (178,872)
                                    ------------  ------------  ------------

Net Cash Provided by Operating
  Activities                        $  3,951,689  $  3,819,362  $  3,848,962
                                    ============  ============  ============

Supplemental Schedule of Non-
  Cash Financing Activities:

    Distributions declared and
      unpaid at December 31         $    956,252  $  1,001,252  $    956,252
                                    ============  ============  ============


                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies:

      Organization and Nature of Business - CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators or franchisees of national and regional fast-food and family-style restaurant chains.

      The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

      Real Estate and Lease Accounting - The Partnership records the acquisition of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

            Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

            Operating method - Land and building leases accounted for using the operating method are recorded at cost, revenue is recognized as rentals are earned and depreciation is charged to operations as incurred. Buildings are depreciated on the straight-line method over their estimated useful lives of 30 years. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the lease term commencing on the date the property is placed in service.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

            Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

      When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair market value.

      When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

      Investment in Joint Ventures - The Partnership's investments in Des Moines Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture and Middleburg Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

      Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      Cash accounts maintained on behalf of the Partnership in demand deposits at commercial banks and money market funds may exceed federally insured levels; however, the Partnership has not experienced any losses in such accounts. The Partnership limits investment of temporary cash investments to financial institutions with high credit standing; therefore, the Partnership believes it is not exposed to any significant credit risk on cash and cash equivalents.

      Organization Costs - Organization costs are amortized over five years using the straight-line method.

      Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

      Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

      Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 1996 presentation. These reclassifications had no effect on partners' capital or net income.

      New Accounting Standard - Effective January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires that an entity review long-lived assets and certain identifiable intangibles, to be held and used, for impairment


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


1.    Significant Accounting Policies - Continued:

      whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Adoption of this standard had no material effect on the Partnership's financial position or results of operations.

2.    Leases:

      The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Seventeen of the leases have been classified as operating leases and 27 of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of 21 of the leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.    Land and Buildings on Operating Leases:

      Land and buildings on operating leases consisted of the following at December 31:

                                                1996           1995
                                             -----------    -----------

            Land                             $12,837,754    $13,484,739
            Buildings                          9,388,412      9,763,460
                                             -----------    -----------
                                              22,226,166     23,248,199
            Less accumulated
              depreciation                    (1,143,698)      (939,415)
                                             -----------    -----------

                                             $21,082,468    $22,308,784
                                             ===========    ===========


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


3.    Land and Buildings on Operating Leases - Continued:

      In April 1996, the Partnership sold its property in Houston, Texas, to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to this property.

      Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1996, 1995 and 1994, the Partnership recognized $518,502, $519,365 and $520,295, respectively, of such rental income.

      The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1996:

            1997                                            $ 1,894,841
            1998                                              2,155,885
            1999                                              2,206,192
            2000                                              2,208,628
            2001                                              2,218,570
            Thereafter                                       26,845,479
                                                            -----------

                                                            $37,529,595
                                                            ===========

      Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


4.    Net Investment in Direct Financing Leases:

      The following lists the components of the net investment in direct financing leases at December 31:

                                               1996             1995
                                           ------------     ------------

            Minimum lease payments
              receivable                   $ 30,188,147     $ 33,136,882
            Estimated residual
              values                          4,190,941        4,473,273
            Less unearned income            (20,590,052)     (22,957,164)
                                           ------------     ------------
            Net investment in
              direct financing
              leases                       $ 13,789,036     $ 14,652,991
                                           ============     ============

      The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1996:

            1997                                             $ 1,774,482
            1998                                               1,810,632
            1999                                               1,818,830
            2000                                               1,818,830
            2001                                               1,818,830
            Thereafter                                        21,146,543
                                                             -----------

                                                             $30,188,147
                                                             ===========

      The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

      During the year ended December 31, 1996, one of the Partnership's leases was terminated. As a result of the lease termination, the Partnership reclassified this lease from a direct financing lease to an operating lease, whereby the property was recorded at its net carrying value of $742,358. Due to the fact that the net carrying value was less than the cost of the property, no loss was recorded for financial reporting purposes.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


5.    Investment in Joint Ventures:

      The Partnership has a 59 percent, an 18.61% and a 31.13% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture and Kingsville Real Estate Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

      In May 1996, the Partnership entered into a joint venture arrangement, Middleburg Joint Venture, with an affiliate of the Partnership which has the same general partners to hold one restaurant property. As of December 31, 1996, the Partnership and its co-venture partner had contributed $1,645,024 and $234,059, respectively, to the joint venture to acquire the restaurant property. As of December 31, 1996, the Partnership and its co-venture partner owned an 87.54% and a 12.46% interest, respectively, in the profits and losses of the joint
      venture.   The Partnership accounts for its investment in this joint
      venture under the equity method since the Partnership shares control with the affiliate.

      Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture and Middleburg Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                1996             1995
                                             ----------       ----------
            Land and building on
              operating leases,
              less accumulated
              depreciation                   $1,795,026       $1,299,844
            Net investment in direct
              financing leases                2,466,050        1,120,930
            Cash                                    668            6,373
            Accrued rental income               102,435           61,805
            Other assets                            358              119
            Liabilities                             673            6,330
            Partners' capital                 4,363,864        2,482,741
            Revenues                            405,615          268,393
            Net income                          372,158          236,811

      The Partnership recognized income totalling $200,499, $81,582 and $85,252 for the years ended December 31, 1996, 1995 and 1994, respectively, from these joint ventures.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


6.    Receivables:

      During 1993, the Partnership loaned $208,855 to the tenant of the property owned by Kingsville Real Estate Joint Venture in connection with the purchase of equipment for the restaurant property. The loan, which bears interest at a rate of ten percent, is payable over 84 months and is collateralized by the restaurant equipment. Receivables at December 31, 1996 and 1995, include $186,040 and $193,781, respectively, relating to this loan.

7.    Allocations and Distributions:

      Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

      Generally, net sales proceeds from the sale of properties, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

      During the years ended December 31, 1996, 1995 and 1994, the Partnership declared distributions to the limited partners of $3,825,008, $3,870,007 and $3,825,006, respectively. No distributions have been made to the general partners to date.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


8.    Income Taxes:

      The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                       1996         1995         1994
                                    ----------   ----------   ----------

            Net income for finan-
              cial reporting
              purposes              $3,943,043   $4,014,372   $4,027,834

            Depreciation for tax
              reporting purposes
              in excess of depreci-
              ation for financial
              reporting purposes      (259,752)    (264,905)    (264,905)

            Direct financing leases
              recorded as operating
              leases for tax
              reporting purposes       121,597      111,675       98,979

            Loss on sale of land and
              building for tax
              reporting purposes
              in excess of loss for
              financial reporting
              purposes                 (26,151)          -            -

            Equity in earnings of
              joint ventures for
              tax reporting purposes
              less than equity in
              earnings of joint
              ventures for financial
              reporting purposes       (46,345)     (15,685)     (14,122)

            Allowance for doubtful
              accounts                 (16,396)      20,792       18,999

            Accrued rental income     (518,502)    (519,365)    (520,295)

            Rents paid in advance       36,495      (84,838)     (45,485)
                                    ----------   ----------   ----------

            Net income for federal
              income tax purposes   $3,233,989   $3,262,046   $3,301,005
                                    ==========   ==========   ==========


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions:

      One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc. the parent company of CNL Securities, Corp., CNL Investment Company and CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, is the president of CNL Securities Corp., CNL Investment Company and CNL Fund Advisors, Inc. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1996, 1995 and 1994, CNL Investment Company, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc. (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

      During the years ended December 31, 1996, 1995 and 1994, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliates a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. The Partnership incurred management fees of $40,244, $40,774 and $40,596 for the years ended December 31, 1996,
      1995 and 1994, respectively.

      Certain Affiliates are also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliates provide a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


9.    Related Party Transactions - Continued:

      During the years ended December 31, 1996, 1995 and 1994, the Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $97,722, $68,337 and $44,324 for the years ended December 31, 1996, 1995 and 1994, respectively, for such services.

      The due to related parties at December 31, 1996 and 1995, totalled $2,981 and $7,250, respectively.

10.   Concentration of Credit Risk:

      The following schedule presents rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for at least one of the years ended December 31:

                                    1996          1995          1994
                                 ----------    ----------    ----------

            Flagstar Enter-
              prises, Inc.,
              Denny's, Inc.
              and Quincy's
              Restaurants,
              Inc.               $1,224,953    $1,234,649    $1,243,538
            Foodmaker, Inc.       1,024,667     1,024,668     1,024,668
            Long John Sil-
              ver's, Inc.           649,992       654,384       653,457

      In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for at least one of the years ended December 31:

                                    1996          1995          1994
                                 ----------    ----------    ----------

            Jack in the Box      $1,024,667    $1,024,668    $1,024,668
            Denny's                 818,672       823,411       815,470
            Hardee's                791,998       798,357       804,482
            Long John
              Silver's              715,685       720,077       719,150


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                 Years Ended December 31, 1996, 1995 and 1994


13.   Concentration of Credit Risk - Continued:

      Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership. However, the general partners believe that the risk of such a default is reduced due to the essential or important nature of these properties for the on-going operations of the lessees.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

      James M. Seneff, Jr., age 50, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991, served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $40 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the ``CNL Income Fund Partnerships''), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

      Robert A. Bourne, age 49, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, CNL Fund Advisors, Inc., and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund


Advisors, Inc., and President, Chief Investment Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, and since February 1996, as Vice Chairman of the Board of Directors, Secretary and Treasurer of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner.
Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

      CNL Realty Corporation is a corporation organized on November 26, 1985, under the laws of the State of Florida. Its sole directors and shareholders are James M. Seneff, Jr. and Robert A. Bourne, the individual General Partners. CNL Realty Corporation was organized to serve as the corporate general partner of real estate limited partnerships, such as the Partnership, organized by one or both of the individual General Partners. CNL Realty Corporation currently serves as the corporate general partner of the CNL Income Fund Partnerships.

      CNL Fund Advisors, Inc., provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Suite 500, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

      CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., is a diversified real estate corporation organized in 1980 under the laws of the State of Florida. Other subsidiaries and affiliates of CNL Group, Inc. include a property development and management company, two investment advisory companies, and seven corporations organized as strategic business units.
James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

      The following persons serve as operating officers of CNL Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Group, Inc. and its affiliated companies.

      John T. Walker, age 38, joined CNL Group, Inc. in September 1994, as Senior Vice President, responsible for Research and Development. He currently serves as the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price


Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

      Lynn E. Rose, age 48, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, a director of CNL Realty Advisors, Inc. since its inception in 1991, Secretary of CNL Realty Advisors, Inc. since its inception in 1991 (excluding February 1996 to July 1996), Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida and is a registered financial and operations principal of CNL Securities Corp. She was licensed as a certified public accountant in 1979.

      Jeanne A. Wall, age 38, has served as Chief Operating Officer of
CNL Investment Company and of CNL Securities Corp. since November 1994 and previously served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. as its Partnership Administrator. In 1985, Ms. Wall became Vice President of CNL Securities Corp. and, in 1987, she became a Senior Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees the partnership administration and investor services for programs offered through participating brokers. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991, as Vice President of Commercial Net Lease Realty, Inc. since 1992, as Executive Vice President of CNL Income Fund Advisors, Inc. from its inception in 1994 to December 1995, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

      Steven D. Shackelford, age 33, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. Mr. Shackelford joined CNL Group, Inc. in September 1996. He also currently serves as the Chief Financial Officer of CNL American Properties Fund, Inc. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University and is a certified public accountant.


ITEM 11.  EXECUTIVE COMPENSATION

      Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      As of February 28, 1997, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

      The following table sets forth, as of February 28, 1997, the beneficial ownership interests of the General Partners in the Registrant.

      Title of Class             Name of Partner          Percent of Class
      --------------             ---------------          ----------------

General Partnership Interests    James M. Seneff, Jr.             45%
                                 Robert A. Bourne                 45%
                                 CNL Realty Corporation           10%
                                                                 ----
                                                                 100%
                                                                 ====

      Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. There are no arrangements which at a subsequent date may result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1996, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                           Amount Incurred
  Type of Compensation                                      For the Year
      and Recipient          Method of Computation     Ended December 31, 1996
  --------------------       ---------------------     -----------------------

Reimbursement to            Operating expenses are    Operating expenses
affiliates for operating    reimbursed at the         incurred behalf of the
expenses                    lower of cost or 90       Partnership:  $118,929
                            percent of the
                            prevailing rate at        Accounting and
                            which comparable          administrative
                            services could have       services:  $97,722
                            been obtained in the
                            same geographic area.
                            Affiliates of the
                            General Partners from
                            time to time incur
                            certain operating
                            expenses on behalf of
                            the Partnership for
                            which the Partnership
                            reimburses the
                            affiliates without
                            interest.


                                                           Amount Incurred
  Type of Compensation                                      For the Year
      and Recipient          Method of Computation     Ended December 31, 1996
  --------------------       ---------------------     -----------------------

Annual management fee to    One percent of the sum    $40,244
affiliates                  of gross operating
                            revenues from
                            Properties wholly
                            owned by the
                            Partnership plus the
                            Partnership's
                            allocable share of
                            gross revenues of
                            joint ventures in
                            which the Partnership
                            is a co-venturer.  The
                            management fee, which
                            will not exceed
                            competitive fees for
                            comparable services in
                            the same geographic
                            area, may or may not
                            be taken, in whole or
                            in part as to any
                            year, in the sole
                            discretion of
                            affiliates.

Deferred, subordinated      A deferred,                  $ - 0 -
real estate disposition     subordinated real
fee payable to              estate disposition
affiliates                  fee, payable upon sale
                            of one or more
                            Properties, in an
                            amount equal to the
                            lesser of (i) one-half
                            of a competitive real
                            estate commission, or
                            (ii) three percent of
                            the sales price of
                            such Property or
                            Properties.  Payment
                            of such fee shall be
                            made only if
                            affiliates of the
                            General Partners
                            provide a substantial
                            amount of services in
                            connection with the
                            sale of a Property or
                            Properties and shall
                            be subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.  However, if
                            the net sales proceeds
                            are reinvested in a
                            replacement property,
                            no such real estate
                            disposition fee will
                            be incurred until such
                            replacement property
                            is sold and the net
                            sales proceeds are
                            distributed.

General Partners'           A deferred,                  $ - 0 -
deferred, sub-ordinated     subordinated share
share of Partnership net    equal to one percent
cash flow                   of Partnership
                            distributions of net
                            cash flow,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.


                                                           Amount Incurred
  Type of Compensation                                      For the Year
      and Recipient          Method of Computation     Ended December 31, 1996
  --------------------       ---------------------     -----------------------

General Partners'           A deferred,                  $ - 0 -
deferred, sub-ordinated     subordinated share
share of Partnership net    equal to five percent
sales proceeds from a       of Partnership
sale or sales               distributions of such
                            net sales proceeds,
                            subordinated to
                            certain minimum
                            returns to the Limited
                            Partners.



                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as part of this report.

      1.  Financial Statements

            Report of Independent Accountants

            Balance Sheets at December 31, 1996 and 1995

            Statements of Income for the years ended December 31, 1996, 1995 and 1994

            Statements of Partners' Capital for the years ended December 31,
              1996, 1995 and 1994

            Statements of Cash Flows for the years ended December 31, 1996,
              1995 and 1994

            Notes to Financial Statements

      2.  Financial Statement Schedule

            Schedule III - Real Estate and Accumulated Depreciation at
                             December 31, 1996

            Notes to Schedule III - Real Estate and Accumulated Depreciation
                                      at December 31, 1996

            All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

      3.  Exhibits

            3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

            4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

            4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

            10.1 Management Agreement between CNL Income Fund XII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

            10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
                  Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.)


            10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
                  Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

            27    Financial Data Schedule (Filed herewith.)

      (b) The Registrant filed no reports on Form 8-K during the period October 1, 1996 through December 31, 1996.

      (c)   Not applicable.

      (d) The following summarized financial information is filed as part of this report as a result of the fact that two of the Partnership's tenants, Foodmaker, Inc. and Flagstar Corporation, each leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1996. The summarized financial information presented for Foodmaker, Inc. and Subsidiaries as of September 29, 1996 and October 1, 1995, and for the fifty-two weeks ended September 29, 1996, October 1, 1995 and October 2, 1994 was obtained from Form 10-K filed by Foodmaker, Inc. and Subsidiaries with the Securities and Exchange Commission. The summarized financial information presented for Flagstar Corporation and Subsidiaries as of December 31, 1996 and 1995, and for each of the years ended December 31, 1996, 1995 and 1994, was obtained from Form 10-K filed by Flagstar Corporation and Subsidiaries with the Securities and Exchange Commission.


                       Foodmaker, Inc. and Subsidiaries
                            Selected Financial Data
                                (in Thousands)


                                                   September 29,   October 1,
Consolidated Balance Sheet Data:                       1996           1995
-------------------------------                    -------------   ----------

Current Assets                                       $ 96,476      $ 97,889
Noncurrent Assets                                     557,162       564,785
Current Liabilities                                   147,063       132,017
Noncurrent Liabilities                                455,191       499,404


                                               Fifty-two Weeks Ended
Consolidated Statements of           September 29,   October 1,   October 2,
  Operations Data:                       1996          1995         1994
--------------------------           -------------  -----------  -----------

Gross Revenues                        $ 1,062,822   $ 1,018,716  $ 1,053,326
Costs and Expenses (including
  taxes)                               (1,042,771)   (1,087,674)  (1,089,594)
Extraordinary Item, net of taxes               -             -        (3,302)
                                      -----------   -----------  -----------

Net Earnings (Loss)                   $    20,051   $   (68,958) $   (39,570)
                                      ===========   ===========  ===========


                     Flagstar Corporation and Subsidiaries
                            Selected Financial Data
                                (In Thousands)


                                                            December 31,
Consolidated Balance Sheet:                              1996         1995
--------------------------                            ----------   ----------

Current Assets                                        $  190,655   $  285,353
Noncurrent Assets                                      1,502,778    1,228,475
Current Liabilities                                      486,805      407,530
Noncurrent Liabilities                                 2,581,622    2,381,198


Consolidated Statements of                    Year Ended December 31,
  Operations Data:                        1996         1995         1994
--------------------------             -----------  -----------  -----------

Gross Revenues                         $ 2,542,302  $ 2,571,487  $ 2,665,966
Costs and Expenses (including
  income tax benefit)                   (2,641,937)  (2,718,588)  (2,696,970)
                                       -----------  -----------  -----------
Loss from continuing
  operations                               (99,635)    (147,101)     (31,004)

Net gain on discontinued
  operations, net of income
  tax provision                                 -        77,241      392,670

Extraordinary items, net of
  income tax provision (benefit)                -           466      (11,757)
                                       -----------  -----------  -----------

Net Income (Loss)                      $   (99,635) $   (69,394) $   349,909
                                       ===========  ===========  ===========


                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                    CNL INCOME FUND XII, LTD.

                                    By:   CNL REALTY CORPORATION
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE, President


                                    By:   ROBERT A. BOURNE
                                          General Partner

                                          /s/ Robert A. Bourne
                                          ---------------------------
                                          ROBERT A. BOURNE


                                    By:   JAMES M. SENEFF, JR.
                                          General Partner

                                          /s/ James M. Seneff, Jr.
                                          ---------------------------
                                          JAMES M. SENEFF, JR.








      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        Signature                    Title                      Date


/s/ Robert A. Bourne       President, Treasurer and        March 26, 1997
Robert A. Bourne           Director (Principal
                           Financial and Accounting
                           Officer)


/s/ James M. Seneff, Jr.   Chief Executive Officer         March 26, 1997
James M. Seneff, Jr.       and Director (Principal
                           Executive Officer)




                                          CNL INCOME FUND XII, LTD.
                                       (A Florida Limited Partnership)

                           SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                           Subsequent
                                                   Initial Cost          To Acquisition
                                             ------------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     ------- ----------- ------------  ---------- --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Valdosta, Georgia                   -  $   238,891  $  316,670   $       -  $     -
      Natchitoches, Louisiana             -      152,329          -       489,366       -

    Denny's Restaurants:
      St. Ann, Missouri                   -      338,826          -            -        -
      Phoenix, Arizona                    -      456,306          -            -        -
      Black Mountain, North Carolina      -      260,493          -            -        -
      Blue Springs, Missouri              -      497,604          -            -        -
      Columbus, Georgia                   -      125,818     314,690           -        -
      Tempe, Arizona                      -      709,275          -            -        -

    Golden Corral Family
      Steakhouse Restaurants:
        Arlington, Texas                  -      711,558   1,159,978           -        -

    Hardee's Restaurants:
      Crossville, Tennessee               -      290,136     334,350           -        -
      Toccoa, Georgia                     -      208,847          -            -        -
      Columbia, Mississippi               -      134,809          -            -        -
      Pensacola, Florida                  -      277,236          -            -        -
      Columbia, South Carolina            -      325,674          -            -        -
      Simpsonville, South Carolina        -      239,494          -            -        -
      Indian Trail, North Carolina        -      298,938          -            -        -
      Clarksville, Georgia                -      160,478     415,540           -        -

    Jack in the Box Restaurants:
      Spring, Texas                       -      564,164     510,639           -        -
      Houston, Texas                      -      360,617     659,805           -        -
      Arlington, Texas                    -      329,226     716,600           -        -
      Grapevine, Texas                    -      471,367     590,987           -        -
      Rialto, California                  -      524,251     595,226           -        -
      Phoenix, Arizona                    -      294,773     527,466           -        -
      Petaluma, California                -      534,076     800,780           -        -
      Willis, Texas                       -      569,077     427,381           -        -
      Houston, Texas                      -      368,758     663,022           -        -

    KFC Restaurant:
      Las Cruces, New Mexico              -      175,905          -            -        -










                                                                                Life
      Gross Amount at Which Carried                                           on Which
         at Close of Period (c)                                             Depreciation
  -------------------------------------                                      In Latest
                Buildings                                Date                  Income
                   and                   Accumulated    of Con-     Date    Statement is
      Land     Improvements    Total     Depreciation  struction  Acquired    Computed
  -----------  ------------ -----------  ------------  ---------  --------  ------------





  $   238,891   $  316,670  $   555,561   $   35,427       1990      08/92       (b)
      152,329      489,366      641,695       61,674       1993      12/92       (b)


      338,826        (f)        338,826           -        1993      11/92       (d)
      456,306        (f)        456,306           -        1993      11/92       (d)
      260,493        (f)        260,493           -        1992      12/92       (d)
      497,604        (f)        497,604           -        1993      12/92       (d)
      125,818      314,690      440,508       32,509       1980      01/93       (g)
      709,275        (f)        709,275           -        1982      02/93       (d)



      711,558    1,159,978    1,871,536      157,630       1992      12/92       (b)


      290,136      334,350      624,486       44,855       1992      12/92       (b)
      208,847        (f)        208,847           -        1992      12/92       (d)
      134,809        (f)        134,809           -        1991      01/93       (d)
      277,236        (f)        277,236           -        1993      03/93       (d)
      325,674        (f)        325,674           -        1991      05/93       (d)
      239,494        (f)        239,494           -        1992      06/93       (d)
      298,938        (f)        298,938           -        1992      07/93       (d)
      160,478      415,540      576,018       47,436       1992      07/93       (b)


      564,164      510,639    1,074,803       67,432       1993      01/93       (b)
      360,617      659,805    1,020,422       87,130       1993      01/93       (b)
      329,226      716,600    1,045,826       94,630       1992      01/93       (b)
      471,367      590,987    1,062,354       78,043       1992      01/93       (b)
      524,251      595,226    1,119,477       78,602       1992      01/93       (b)
      294,773      527,466      822,239       70,184       1992      01/93       (b)
      534,076      800,780    1,334,856      105,747       1993      01/93       (b)
      569,077      427,381      996,458       55,774       1993      02/93       (b)
      368,758      663,022    1,031,780       86,526       1993      02/93       (b)


      175,905        (f)        175,905           -        1990      03/93       (d)


                                          CNL INCOME FUND XII, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996


                                                                        Costs Capitalized
                                                                           Subsequent
                                                   Initial Cost          To Acquisition
                                             ------------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     ------- ----------- ------------  ---------- --------
    Long John Silver's Restaurants:
      Clarksville, Tennessee              -      166,283          -            -        -
      Morganton, North Carolina           -      321,674          -            -        -
      Statesville, North Carolina         -      240,870          -            -        -
      Monroe, North Carolina              -      253,369          -            -        -
      El Paso, Texas                      -      314,270          -            -        -
      Tucson, Arizona                     -      277,378     245,385           -        -
      Asheville, North Carolina           -      213,536          -            -        -

    Quincy's Restaurant:
      Albany, Georgia                     -      378,547          -            -        -

    Shoney's Restaurants:
      Bradenton, Florida                  -      455,986          -            -        -
      Winter Haven, Florida               -      475,084          -            -        -

    Sizzler Restaurant:
      Tempe, Arizona                      -      121,831     620,527           -        -
                                             -----------  ----------   ---------- --------

                                             $12,837,754  $8,899,046   $  489,366 $     -
                                             ===========  ==========   ========== ========

Property of Joint Venture in
  Which the Partnership has an
  18.61% Interest and has Invested
  in Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington              -  $   322,726  $  791,658   $       -  $     -
                                             ===========  ==========   ========== ========

Property of Joint Venture in
  Which the Partnership has a
  31.13% Interest and has Invested
  in Under an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas                   -  $   171,061  $       -    $   99,128 $     -
                                             ===========  ==========   ========== ========

Property of Joint Venture in
  Which the Partnership has a
  87.54% Interest and has Invested
  in Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio          -  $   521,571  $       -    $       -  $     -
                                             ===========  ==========   ========== ========










                                                                                Life
      Gross Amount at Which Carried                                           on Which
          at Close of Period (c)                                            Depreciation
  -------------------------------------                                      In Latest
                Buildings                                Date                  Income
                   and                   Accumulated    of Con-     Date    Statement is
      Land     Improvements    Total     Depreciation  struction  Acquired    Computed
  -----------  ------------ -----------  ------------  ---------  --------  ------------


      166,283        (f)        166,283           -        1993      03/93       (d)
      321,674        (f)        321,674           -        1993      04/93       (d)
      240,870        (f)        240,870           -        1993      04/93       (d)
      253,369        (f)        253,369           -        1993      04/93       (d)
      314,270        (f)        314,270           -        1993      06/93       (d)
      277,378      245,385      522,763       28,505       1992      07/93       (b)
      213,536        (f)        213,536           -        1993      08/93       (d)


      378,547        (f)        378,547           -        1991      12/92       (d)


      455,986        (f)        455,986           -        1993      12/92       (d)
      475,084        (f)        475,084           -        1993      05/93       (d)


      121,831      620,527      742,358       11,594       1988      04/93       (h)
  -----------   ----------  -----------   ----------

  $12,837,754   $9,388,412  $22,226,166   $1,143,698
  ===========   ==========  ===========   ==========







  $   322,726   $  791,658  $ 1,114,384   $  111,118       1992      12/92       (b)
  ===========   ==========  ===========   ==========







  $   270,189        (f)    $   270,189   $       -        1988      10/92       (d)
  ===========               ===========   ==========








  $   521,571        (f)    $   521,571   $       -        1995      05/96       (d)
  ===========               ===========   ==========


                                          CNL INCOME FUND XII, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996

                                                                       Costs Capitalized
                                                                           Subsequent
                                                  Initial Cost           To Acquisition
                                             ------------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     ------- ----------- ------------  ---------- --------
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona                    -  $        -   $       -    $  467,545 $     -
      St. Ann, Missouri                   -           -           -       324,340       -
      Black Mountain, North Carolina      -           -      696,851           -        -
      Blue Springs, Missouri              -           -           -       485,945       -
      Cleveland, Tennessee                -      158,300     510,479           -        -
      Tempe, Arizona                      -           -           -       491,258       -
      Amherst, Ohio                       -      127,672     169,928      316,796       -

    Hardee's Restaurants:
      Toccoa, Georgia                     -           -      437,938           -        -
      Fultondale, Alabama                 -      173,016          -       636,480       -
      Poplarville, Mississippi            -      138,020          -       444,485       -
      Columbia, Mississippi               -           -      367,836           -        -
      Pensacola, Florida                  -           -           -       450,193       -
      Columbia, South Carolina            -           -      452,333           -        -
      Simpsonville, South Carolina        -           -      517,680           -        -
      Indian Trail, North Carolina        -           -      496,110           -        -

    KFC Restaurant:
      Las Cruces, New Mexico              -           -      224,790           -        -

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee             -      174,746     555,186           -        -
      Clarksville, Tennessee              -           -      422,539           -        -
      Morganton, North Carolina           -           -           -       359,735       -
      Statesville, North Carolina         -           -           -       349,184       -
      Monroe, North Carolina              -           -           -       358,094       -
      El Paso, Texas                      -           -           -       371,286       -
      Chattanooga, Tennessee              -      142,627     584,320           -        -
      Asheville, North Carolina           -           -      493,303           -        -

    Quincy's Restaurant:
      Albany, Georgia                     -           -      880,338           -        -

    Shoney's Restaurants:
      Bradenton, Florida                  -           -           -       596,374       -
      Winter Haven, Florida               -           -           -       758,986       -
                                             -----------  ----------   ---------- --------

                                             $   914,381  $6,809,631   $6,410,701 $     -
                                             ===========  ==========   ========== ========








                                                                                Life
      Gross Amount at Which Carried                                           on Which
          at Close of Period (c)                                            Depreciation
  -------------------------------------                                      In Latest
                Buildings                                Date                  Income
                   and                   Accumulated    of Con-     Date    Statement is
      Land     Improvements    Total     Depreciation  struction  Acquired    Computed
  -----------  ------------ -----------  ------------  ---------  --------  ------------





           -           (f)          (f)          (d)       1993      11/92       (d)
           -           (f)          (f)          (d)       1993      11/92       (d)
           -           (f)          (f)          (d)       1992      12/92       (d)
           -           (f)          (f)          (d)       1993      12/92       (d)
          (f)          (f)          (f)          (e)       1992      12/92       (e)
           -           (f)          (f)          (d)       1982      02/93       (d)
          (f)          (f)          (f)          (e)       1987      07/93       (e)


           -           (f)          (f)          (d)       1992      12/92       (d)
          (f)          (f)          (f)          (e)       1993      12/92       (e)
          (f)          (f)          (f)          (e)       1993      01/93       (e)
           -           (f)          (f)          (d)       1991      01/93       (d)
           -           (f)          (f)          (d)       1993      03/93       (d)
           -           (f)          (f)          (d)       1991      05/93       (d)
           -           (f)          (f)          (d)       1992      06/93       (d)
           -           (f)          (f)          (d)       1992      07/93       (d)


           -           (f)          (f)          (d)       1990      03/93       (d)


          (f)          (f)          (f)          (e)       1989      02/93       (e)
           -           (f)          (f)          (d)       1993      03/93       (d)
           -           (f)          (f)          (d)       1993      04/93       (d)
           -           (f)          (f)          (d)       1993      04/93       (d)
           -           (f)          (f)          (d)       1993      04/93       (d)
           -           (f)          (f)          (d)       1993      06/93       (d)
          (f)          (f)          (f)          (e)       1993      07/93       (e)
           -           (f)          (f)          (d)       1993      08/93       (d)


           -           (f)          (f)          (d)       1991      12/92       (d)


           -           (f)          (f)          (d)       1993      12/92       (d)
           -           (f)          (f)          (d)       1993      05/93       (d)


                                          CNL INCOME FUND XII, LTD.
                                       (A Florida Limited Partnership)

                     SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                              December 31, 1996

                                                                       Costs Capitalized
                                                                           Subsequent
                                                  Initial Cost           To Acquisition
                                             ------------------------  -------------------
                                                          Buildings
                                      Encum-                 and        Improve-  Carrying
                                     brances     Land    Improvements    ments     Costs
                                     ------- ----------- ------------  ---------- --------
Property of Joint Venture in
  Which the Partnership has a
  59% Interest and has Invested
  in Under a Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida                  -  $   150,143  $       -    $  499,071 $     -
                                             ===========  ==========   ========== ========

Property of Joint Venture in
  Which the Partnership has a
  31.13% Interest and has Invested
  in Under a Direct Financing Lease:

    Denny's Restaurant:
      Kingsville, Texas                   -  $        -   $       -    $  535,489 $     -
                                             ===========  ==========   ========== ========

Property of Joint Venture in
  Which the Partnership has an
  87.54% Interest and has Invested
  in Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, OH            -  $        -   $1,357,288   $       -  $     -
                                             ===========  ==========   ========== ========











                                                                                Life
      Gross Amount at Which Carried                                           on Which
          at Close of Period (c)                                            Depreciation
  -------------------------------------                                      In Latest
                Buildings                                Date                  Income
                   and                   Accumulated    of Con-     Date    Statement is
      Land     Improvements    Total     Depreciation  struction  Acquired    Computed
  -----------  ------------ -----------  ------------  ---------  --------  ------------






          (f)          (f)          (f)          (e)       1993      12/92       (e)







          (f)          (f)          (f)          (e)       1988      10/92       (e)








          (f)          (f)          (f)          (e)       1995      05/96       (e)



                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                               December 31, 1996



(a) Transactions in real estate and accumulated depreciation during 1996, 1995 and 1994, are summarized as follows:

                                                                Accumulated
                                                       Cost     Depreciation
                                                   -----------  ------------

            Properties the Partnership
              has Invested in Under
              Operating Leases:

                Balance, December 31, 1993         $22,933,279    $  287,825
                Reclassified to operating
                  lease                                314,690            -
                Acquisitions                               230            -
                Depreciation expense                        -        325,795
                                                   -----------    ----------

                Balance, December 31, 1994          23,248,199       613,620
                Depreciation expense                        -        325,795
                                                   -----------    ----------

                Balance, December 31, 1995          23,248,199       939,415
                Disposition                         (1,764,391)     (109,036)
                Reclassified to operating
                  lease                                742,358            -
                Depreciation expense                        -        313,319
                                                   -----------    ----------

                Balance, December 31, 1996         $22,226,166    $1,143,698
                                                   ===========    ==========


            Property of Joint Venture in
              Which the Partnership has an
              18.61% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1993         $ 1,114,384    $   31,952
                Depreciation expense                        -         26,389
                                                   -----------    ----------

                Balance, December 31, 1994           1,114,384        58,341
                Depreciation expense                        -         26,388
                                                   -----------    ----------

                Balance, December 31, 1995           1,114,384        84,729
                Depreciation expense                        -         26,389
                                                   -----------    ----------

                Balance, December 31, 1996         $ 1,114,384    $  111,118
                                                   ===========    ==========


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996



                                                                Accumulated
                                                       Cost     Depreciation
                                                   -----------  ------------

            Property of Joint Venture in
              Which the Partnership has a
              31.13% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1993         $   270,189    $       -
                Depreciation expense (d)                    -             -
                                                   -----------    ----------

                Balance, December 31, 1994             270,189            -
                Depreciation expense (d)                    -             -
                                                   -----------    ----------

                Balance, December 31, 1995             270,189            -
                Depreciation expense (d)                    -             -
                                                   -----------    ----------

                Balance, December 31, 1996         $   270,189    $       -
                                                   ===========    ==========


            Property of Joint Venture in
              Which the Partnership has an
              87.54% Interest and has Invested
              in Under an Operating Lease:

                Balance, December 31, 1995         $        -     $       -
                Acquisition                            521,571            -
                Depreciation expense (d)                    -             -
                                                   -----------    ----------

                Balance, December 31, 1996         $   521,571    $       -
                                                   ===========    ==========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1996, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $36,384,555 and $4,397,441, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in the net investment in direct financing leases; therefore, depreciation is not applicable.


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                           DEPRECIATION - CONTINUED

                               December 31, 1996




(f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

(g) Effective January 1, 1994, the lease for this property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 29 years.

(h) Effective July 1, 1996, the lease for this property terminated, resulting in the lease being reclassified as an operating lease. The land and building were recorded at net book value as of July 1, 1996, and the building is being depreciated over its remaining estimated life of approximately 27 years.


                                EXHIBITS



                              EXHIBIT INDEX


Exhibit Number                                                        Page

    3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to
            Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

    4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to
            Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

    4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

   10.1 Management Agreement between CNL Income Fund XII, Ltd. and CNL Investment Company (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

   10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as
            Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.)

   10.3 Assignment of Management Agreement from CNL Income Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as
            Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

   27       Financial Data Schedule (Filed herewith.)


                                       i