Form 10-Q
period 1997-03-31
CNL INCOME FUND XII LTD
filed 1997-05-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                               --------------------------

                                       OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


                             Commission file number
                                    0-21558


                           CNL Income Fund XII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                              59-3078856
----------------------------            -----------------------
(State or other jurisdiction                (I.R.S. Employer
of incorporation or organiza-             Identification No.)
tion)


400 E. South Street, #500
Orlando, Florida                                 32801
----------------------------            ------------------------
(Address of principal                          (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                        (407) 422-1574
                                        ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X      No
                                           -----        -----

                                    CONTENTS
                                    --------






Part I                                                                    Page
                                                                         -----
  Item 1.  Financial Statements:

             Condensed Balance Sheets                                       1

             Condensed Statements of Income                                 2

             Condensed Statements of Partners' Capital                      3

             Condensed Statements of Cash Flows                             4

             Notes to Condensed Financial Statements                        5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                          6-8


Part II

  Other Information                                                         9

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                   March 31,       December 31,
            ASSETS                                   1997              1996
                                                  -----------      ------------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,222,647 and
  $1,143,698                                        $21,003,519     $21,082,468
Net investment in direct financing
  leases                                             13,757,366      13,789,036
Investment in joint ventures                          2,500,179       2,496,749
Cash and cash equivalents                             1,883,060       1,800,601
Receivables, less allowance for
  doubtful accounts of $25,579 and
  $23,395                                               187,719         202,908
Prepaid expenses                                         11,126           6,786
Organization costs, less accumulated
  amortization of $8,965 and $8,465                       1,035           1,535
Accrued rental income                                 2,094,129       1,963,055
                                                    -----------     -----------

                                                    $41,438,133     $41,343,138
                                                    ===========     ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    $    28,790     $     9,303
Accrued and escrowed real
  estate taxes payable                                   19,868          14,706
Distributions payable                                   956,252         956,252
Due to related parties                                    4,631           2,981
Rents paid in advance                                   137,596          69,790
                                                    -----------     -----------
    Total liabilities                                 1,147,137       1,053,032

Partners' capital                                    40,290,996      40,290,106
                                                    -----------     -----------

                                                    $41,438,133     $41,343,138
                                                    ===========     ===========





           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                  Quarter Ended
                                                                     March 31,
                                                            1997                 1996
                                                         ----------           ----------
Revenues:
  Rental income from operating leases                    $  603,795           $  648,513
  Earned income from direct financing
    leases                                                  410,967              433,494
  Contingent rental income                                    5,417                8,809
  Interest and other income                                  20,797               24,305
                                                         ----------           ----------
                                                          1,040,976            1,115,121
                                                         ----------           ----------

Expenses:
  General operating and administrative                       38,722               42,964
  Professional services                                       6,657                5,627
  Management fees to related parties                          9,913               10,054
  Real estate taxes                                           1,410                   -
  State and other taxes                                      18,090               17,958
  Depreciation and amortization                              79,449               81,949
                                                         ----------           ----------
                                                            154,241              158,552
                                                         ----------           ----------

Income Before Equity in Earnings of
  Joint Ventures                                            886,735              956,569

Equity in Earnings of Joint Ventures                         70,407               20,010
                                                         ----------           ----------

Net Income                                               $  957,142           $  976,579
                                                         ==========           ==========

Allocation of Net Income:
  General partners                                       $    9,571           $    9,766
  Limited partners                                          947,571              966,813
                                                         ----------           ----------

                                                         $  957,142           $  976,579
                                                         ==========           ==========

Net Income Per Limited
  Partner Unit                                           $     0.21           $     0.21
                                                         ==========           ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                       4,500,000            4,500,000
                                                         ==========           ==========





           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                   CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                          Quarter Ended          Year Ended
                                            March 31,           December 31,
                                              1997                  1996
                                          -------------         ------------

General partners:
  Beginning balance                        $   152,889         $   113,356
  Net income                                     9,571              39,533
                                           -----------         -----------
                                               162,460             152,889
                                           -----------         -----------

Limited partners:
  Beginning balance                         40,137,217          40,058,715
  Net income                                   947,571           3,903,510
  Distributions ($0.21 and $0.85
    per limited partner unit,
    respectively)                             (956,252)         (3,825,008)
                                           -----------         -----------
                                            40,128,536          40,137,217
                                           -----------         -----------

Total partners' capital                    $40,290,996         $40,290,106
                                           ===========         ===========





            See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                          Quarter Ended
                                                             March 31,
                                                       1997            1996
                                                   -----------     ----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                   $ 1,036,652     $   960,631
                                                   -----------     -----------

    Cash Flows From Investing
      Activities:
        Collections on loan to tenant
          of joint venture                               2,059           1,863
                                                   -----------     -----------
            Net cash provided by
              investing activities                       2,059           1,863
                                                   -----------     -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                    (956,252)     (1,001,252)
                                                   -----------     -----------
            Net cash used in
              financing activities                    (956,252)     (1,001,252)
                                                   -----------     -----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      82,459         (38,758)

Cash and Cash Equivalents at
  Beginning of Quarter                               1,800,601       1,716,203
                                                   -----------     -----------

Cash and Cash Equivalents at End of
  Quarter                                          $ 1,883,060      $1,677,445
                                                   ===========      ==========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of quarter                            $   956,252     $   956,252
                                                   ===========     ===========




           See accompanying notes to condensed financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1997, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,036,652 and $960,631 for the quarters ended March 31, 1997 and 1996, respectively. The increase in cash from operations for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1997, the Partnership had $1,883,060 invested in such short-term investments as compared to $1,800,601 at December 31, 1996. The funds remaining at March 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership increased to $1,147,137 at March 31, 1997, from $1,053,032 at December 31, 1996, primarily as the result of an increase in rents paid in advance during the quarter ended March 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 1997 and 1996. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the quarters ended March 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarter ended March 31, 1996, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996) and during the quarter ended March 31, 1997, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $1,014,762 and $1,082,007, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease of approximately $47,100 as a result of the sale of the Property in Houston, Texas, in April 1996. For the quarters ended March 31, 1997 and 1996, the Partnership also earned $5,417 and $8,809, respectively, in contingent rental income.

         For the quarters ended March 31, 1997 and 1996, the Partnership owned and leased four and three Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1997 and 1996, the Partnership earned $70,407 and $20,010, respectively, attributable to net income earned by these joint ventures. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996.

         Operating expenses, including depreciation and amortization expense, were $154,241 and $158,552 for the quarters ended March 31, 1997 and 1996, respectively. The decrease in operating expenses during the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, depreciation expense decreased during the quarter ended March 31, 1997, as a result of the sale of the Property located in Houston, Texas, in April 1996.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 1997.


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