Form 10-Q
period 1997-06-30
CNL INCOME FUND XII LTD
filed 1997-08-08
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

( )                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to


                             Commission file number
                                                     0-21558


                           CNL Income Fund XII, Ltd.
             (Exact name of registrant as specified in its charter)


           Florida                            59-3078856
    (State or other juris-                 (I.R.S. Employer
   diction of incorporation               Identification No.)
      or organization)


400 E. South Street, #500
     Orlando, Florida                              32801
   (Address of principal                         (Zip Code)
     executive offices)


Registrant's telephone number
   (including area code)                        (407) 422-1574


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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                              June 30,                December 31,
            ASSETS                                                              1997                      1996
                                                                             -----------              --------
Land and buildings on operating
  leases, less accumulated
  depreciation of $1,301,771 and
  $1,143,698                                                                 $20,979,395             $21,082,468
Net investment in direct financing
  leases                                                                      13,724,702              13,789,036
Investment in joint ventures                                                   2,504,811               2,496,749
Cash and cash equivalents                                                      1,744,454               1,800,601
Receivables, less allowance for
  doubtful accounts of $27,043 and
  $23,395                                                                        192,902                 202,908
Prepaid expenses                                                                  14,985                   6,786
Organization costs, less accumulated
  amortization of $9,465 and $8,465                                                  535                   1,535
Lease costs, less accumulated
  amortization of $478 for 1997                                                   23,574                      -
Accrued rental income                                                          2,225,202               1,963,055
                                                                             -----------             -----------

                                                                             $41,410,560             $41,343,138
                                                                             ===========             ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $     8,702             $     9,303
Accrued and escrowed real
  estate taxes payable                                                            23,785                  14,706
Distributions payable                                                            956,252                 956,252
Due to related parties                                                             3,383                   2,981
Rents paid in advance                                                             95,007                  69,790
                                                                             -----------             -----------
    Total liabilities                                                          1,087,129               1,053,032

Partners' capital                                                             40,323,431              40,290,106
                                                                             -----------             -----------

                                                                             $41,410,560             $41,343,138
                                                                             ===========             ===========





            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                       Six Months Ended
                                                              June 30,                             June 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        -------
Revenues:
  Rental income from
    operating leases                              $  604,177       $  611,972         $1,207,972        $1,260,485
  Earned income from direct
    financing leases                                 410,956          425,691            821,923           859,185
  Contingent rental income                            20,546           13,409             25,963            22,218
  Interest and other income                           20,177           54,218             40,974            78,523
                                                  ----------       ----------         ----------        ----------
                                                   1,055,856        1,105,290          2,096,832         2,220,411
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    42,054           47,250             80,776            90,214
  Professional services                                5,505           10,305             12,162            15,932
  Management fees to
    related parties                                   10,051           10,033             19,964            20,087
  Real estate taxes                                       -             5,806              1,410             5,806
  State and other taxes                                  406              514             18,496            18,472
  Depreciation and
    amortization                                      80,102           74,471            159,551           156,420
                                                  ----------       ----------         ----------        ----------
                                                     138,118          148,379            292,359           306,931
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sale of Land and Building                          917,738          956,911          1,804,473         1,913,480

Equity in Earnings of
  Joint Ventures                                      70,949           35,287            141,356            55,297

Loss on Sale of Land and
  Building                                                -           (15,355)                -            (15,355)
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  988,687       $  976,843         $1,945,829        $1,953,422
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    9,887       $    9,873         $   19,458        $   19,639
  Limited partners                                   978,800          966,970          1,926,371         1,933,783
                                                  ----------       ----------         ----------        ----------

                                                  $  988,687       $  986,843         $1,945,829        $1,953,422
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.22       $     0.21         $     0.43        $     0.43
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========










            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                        Six Months Ended               Year Ended
                                                                            June 30,                  December 31,
                                                                              1997                        1996
                                                                        ----------------              --------
General partners:
  Beginning balance                                                      $   152,889                 $   113,356
  Net income                                                                  19,458                      39,533
                                                                         -----------                 -----------
                                                                             172,347                     152,889
                                                                         -----------                 -----------

Limited partners:
  Beginning balance                                                       40,137,217                  40,058,715
  Net income                                                               1,926,371                   3,903,510
  Distributions ($0.43 and $0.85
    per limited partner unit,
    respectively)                                                         (1,912,504)                 (3,825,008)
                                                                         -----------                 -----------
                                                                          40,151,084                  40,137,217
                                                                         -----------                 -----------

Total partners' capital                                                  $40,323,431                 $40,290,106
                                                                         ===========                 ===========






            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                   1997                   1996
                                                                               -----------             -------
Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                                                               $ 1,931,238             $ 1,930,975
                                                                               -----------             -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land and
          building                                                                      -                1,640,000
        Additions to land and building
          on operating leases                                                      (55,000)                     -
        Investment in joint venture                                                     -               (1,655,928)
        Collections on loan to tenant
          of joint venture                                                           4,171                   3,774
        Payment of lease costs                                                     (24,052)                     -
                                                                               -----------             ----------
            Net cash used in investing
              activities                                                           (74,881)                (12,154)
                                                                               -----------             -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                                              (1,912,504)             (1,957,504)
                                                                               -----------             -----------
            Net cash used in
              financing activities                                              (1,912,504)             (1,957,504)
                                                                               -----------             -----------

Net Decrease in Cash and Cash
  Equivalents                                                                      (56,147)                (38,683)

Cash and Cash Equivalents at
  Beginning of Period                                                            1,800,601               1,716,203
                                                                               -----------             -----------

Cash and Cash Equivalents at End of
  Period                                                                       $ 1,744,454             $ 1,677,520
                                                                               ===========             ===========

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1997, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,931,238 and $1,930,975 for the six months ended June 30, 1997 and 1996, respectively.

         Other sources and uses of capital included the following during the six months ended June 30, 1997.

         In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs during the six months ended June 30, 1997. The renovations were completed in May 1997.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1997, the Partnership had $1,744,454 invested in such short-term investments, as compared to $1,800,601 at December 31, 1996. The funds remaining at June 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership increased to $1,087,129 at June 30, 1997, from $1,053,032 at December 31, 1996, primarily as the result of an increase in rents paid in advance during the six months ended June 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 1997 and 1996 ($956,252 for each of the quarters ended June 30, 1997 and 1996). This represents distributions for each applicable six months of $0.43 per unit

($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the six months ended June 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1996, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996) and during the six months ended June 30, 1997, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $2,029,895 and $2,119,670, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,015,133 and $1,037,663 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The decrease in rental and earned income is primarily attributable to a decrease of approximately $4,700 and $51,800 during the quarter and six months ended June 30, 1997, respectively, as a result of the sale of the Property in Houston, Texas, in April 1996.

         Rental and earned income also decreased approximately $10,500 and $27,900 during the quarter and six months ended June 30, 1997, respectively, as a result of the fact that the tenant of the Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona with a new tenant to operate the Property and rental payments are expected to commence in July 1997. Consequently, the Partnership expects rental and earned income to increase during the remainder of 1997 and in subsequent years.

         For the six months ended June 30, 1997 and 1996, the Partnership also earned $25,963 and $22,218, respectively, in contingent rental income, $20,546 and $13,409 of which was earned during the quarters ended June 30, 1997 and 1996, respectively.

         Interest and other income was $40,974 and $78,523 for the six months ended June 30, 1997 and 1996, respectively, of which $20,177 and $54,218 was earned for the quarters ended June 30, 1997 and 1996, respectively. The decrease in interest and other income is primarily attributable to the Partnership granting certain easement rights to the owner of the Property adjacent to the Partnership's Property in Black Mountain, North Carolina, in exchange for $25,000 during the quarter and six months ended June 30, 1996.

         For the six months ended June 30, 1997 and 1996, the Partnership owned and leased four Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1997 and 1996, the Partnership earned $141,356 and $55,297, respectively, attributable to net income earned by these joint ventures, $70,949 and $35,287 of which was earned during the quarters ended June 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996.

         Operating expenses, including depreciation and amortization expense, were $292,359 and $306,931 for the six months ended June 30, 1997 and 1996, respectively, of which $138,118 and $148,379 were incurred for the quarters ended June 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and six months ended June 30, 1997, as compared to the quarter and six months ended June 30, 1996, is primarily attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 6th day of August, 1997.


                            CNL INCOME FUND XII, LTD.

                               By:      CNL REALTY CORPORATION
                                        General Partner


                                        By:      /s/ James M. Seneff, Jr.
                                        ---------------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                        By:      /s/ Robert A. Bourne
                                        ---------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)