Form 10-Q
period 1997-09-30
CNL INCOME FUND XII LTD
filed 1997-11-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                    CONTENTS






Part I                                                      Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                       1

             Condensed Statements of Income                 2

             Condensed Statements of Partners' Capital      3

             Condensed Statements of Cash Flows             4

             Notes to Condensed Financial Statements        5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                          6-9


Part II

  Other Information                                         10

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                         September 30,              December 31,
            ASSETS                           1997                       1996
                                         -------------              -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,381,329 and
  $1,143,698                               $20,899,837             $21,082,468
Net investment in direct financing
  leases                                    13,691,013              13,789,036
Investment in joint ventures                 2,513,530               2,496,749
Cash and cash equivalents                    1,812,974               1,800,601
Receivables, less allowance for
  doubtful accounts of $28,360 and
  $23,395                                      190,357                 202,908
Prepaid expenses                                12,589                   6,786
Organization costs, less accumulated
  amortization of $9,965 and $8,465                 35                   1,535
Lease costs, less accumulated
  amortization of $879 for 1997                 23,173                      -
Accrued rental income                        2,364,793               1,963,055
                                           -----------             -----------

                                           $41,508,301             $41,343,138
                                           ===========             ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     7,374             $     9,303
Accrued and escrowed real
  estate taxes payable                          18,682                  14,706
Distributions payable                          956,252                 956,252
Due to related parties                          10,303                   2,981
Rents paid in advance                          152,928                  69,790
                                           -----------             -----------
    Total liabilities                        1,145,539               1,053,032

Partners' capital                           40,362,762              40,290,106
                                           -----------             -----------

                                           $41,508,301             $41,343,138
                                           ===========             ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                     September 30,
                                                     1997             1996               1997              1996
                                                  ----------       ----------         ----------        ----------
Revenues:
  Rental income from
    operating leases                              $  621,234       $  607,197         $1,829,206        $1,867,682
  Earned income from direct
    financing leases                                 409,932          415,545          1,231,855         1,274,730
  Contingent rental income                            11,036           15,586             36,999            37,804
  Interest and other income                           18,420           21,037             59,394            99,560
                                                  ----------       ----------         ----------        ----------
                                                   1,060,622        1,059,365          3,157,454         3,279,776
                                                  ----------       ----------         ----------        ----------

Expenses:
  General operating and
    administrative                                    38,390           44,014            119,166           134,228
  Professional services                                6,837           11,615             18,999            27,547
  Management fees to
    related parties                                   10,041            9,431             30,005            29,518
  Real estate taxes                                      542            1,521              1,952             7,327
  State and other taxes                                   -                -              18,496            18,472
  Depreciation and
    amortization                                      80,459           79,271            240,010           235,691
                                                  ----------       ----------         ----------        ----------
                                                     136,269          145,852            428,628           452,783
                                                  ----------       ----------         ----------        ----------

Income Before Equity in
  Earnings of Joint
  Ventures and Loss on
  Sale of Land and Building                          924,353          913,513          2,728,826         2,826,993

Equity in Earnings of
  Joint Ventures                                      71,230           74,806            212,586           130,103

Loss on Sale of Land and
  Building                                                -                -                  -            (15,355)
                                                  ----------       ----------         ----------        ----------

Net Income                                        $  995,583       $  988,319         $2,941,412        $2,941,741
                                                  ==========       ==========         ==========        ==========

Allocation of Net Income:
  General partners                                $    9,956       $    9,883         $   29,414        $   29,520
  Limited partners                                   985,627          978,436          2,911,998         2,912,221
                                                  ----------       ----------         ----------        ----------

                                                  $  995,583       $  988,319         $2,941,412        $2,941,741
                                                  ==========       ==========         ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.22       $     0.22         $     0.65        $     0.65
                                                  ==========       ==========         ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000          4,500,000         4,500,000
                                                  ==========       ==========         ==========        ==========










            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                       Nine Months Ended          Year Ended
                                         September 30,           December 31,
                                              1997                   1996
                                       -----------------         ------------

General partners:
  Beginning balance                      $   152,889            $   113,356
  Net income                                  29,414                 39,533
                                         -----------            -----------
                                             182,303                152,889
                                         -----------            -----------

Limited partners:
  Beginning balance                       40,137,217             40,058,715
  Net income                               2,911,998              3,903,510
  Distributions ($0.64 and $0.85
    per limited partner unit,
    respectively)                         (2,868,756)            (3,825,008)
                                         -----------            -----------
                                          40,180,459             40,137,217
                                         -----------            -----------

Total partners' capital                  $40,362,762            $40,290,106
                                         ===========            ===========




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                    Nine Months Ended
                                                      September 30,
                                                 1997              1996
                                             -----------        -----------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                             $ 2,955,295        $ 3,010,795
                                             -----------        -----------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of land and
          building                                    -           1,640,000
        Additions to land and building
          on operating leases                    (55,000)                -
        Investment in joint venture                   -          (1,645,024)
        Collections on loan to tenant
          of joint venture                         4,886              5,733
        Payment of lease costs                   (24,052)                -
                                             -----------        -----------
            Net cash provided by (used
              in) investing activities           (74,166)               709
                                             -----------        -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                            (2,868,756)        (2,913,756)
                                             -----------        -----------
            Net cash used in
              financing activities            (2,868,756)        (2,913,756)
                                             -----------        -----------

Net Increase in Cash and Cash
  Equivalents                                     12,373             97,748

Cash and Cash Equivalents at
  Beginning of Period                          1,800,601          1,716,203
                                             -----------        -----------

Cash and Cash Equivalents at End of
  Period                                     $ 1,812,974        $ 1,813,951
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1997 and 1996


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1997, may not be indicative of the results that may be expected for the year ending December 31, 1997. Amounts as of December 31, 1996, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1997, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1997 and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,955,295 and $3,010,795 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in cash from operations for the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily a result of changes in income and expenses as discussed in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1997.

         In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs during the nine months ended September 30, 1997. The renovations were completed in May 1997.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1997, the Partnership had $1,812,974 invested in such short-term investments, as compared to $1,800,601 at December 31, 1996. The funds remaining at September 30, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership increased to $1,145,539 at September 30, 1997, from $1,053,032 at December 31, 1996, primarily as the result of an increase in rents paid in advance during the nine months ended September 30, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 1997 and 1996 ($956,252 for each of the quarters ended September 30, 1997 and 1996). This represents distributions for each applicable nine months of $0.64 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1997 and 1996. No amounts distributed or to be distributed to the limited partners for the nine months ended September 30, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the nine months ended September 30, 1996, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996) and during the nine months ended September 30, 1997, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $3,061,061 and $3,142,412, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,031,166 and $1,022,742 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The decrease in rental and earned income during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is partially attributable to a decrease of approximately $51,800 during the nine months ended September 30, 1997, as a result of the sale of the Property in Houston, Texas, in April 1996. The Partnership reinvested the net sales proceeds from the sale of the Property in Houston, Texas, in Middleburg Joint Venture in May 1996.

         Rental and earned income also decreased during the nine months ended September 30, 1997, by approximately $13,300 as a result of the fact that the tenant of the Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. In March 1997, the

Partnership entered into a new lease for the Property in Tempe, Arizona with a new tenant to operate the Property for which rental payments commenced in July 1997. Consequently, the Partnership expects rental and earned income to increase during the remainder of 1997 and in subsequent years.

         For the nine months ended September 30, 1997 and 1996, the Partnership also earned $36,999 and $37,804, respectively, in contingent rental income, $11,036 and $15,586 of which was earned during the quarters ended September 30, 1997 and 1996, respectively.

         Interest and other income was $59,394 and $99,560 for the nine months ended September 30, 1997 and 1996, respectively, of which $18,420 and $21,037 was earned for the quarters ended September 30, 1997 and 1996, respectively. The decrease in interest and other income is primarily attributable to the Partnership granting certain easement rights to the owner of the Property adjacent to the Partnership's Property in Black Mountain, North Carolina, in exchange for $25,000 during the nine months ended September 30, 1996.

         For the nine months ended September 30, 1997 and 1996, the Partnership owned and leased four Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1997 and 1996, the Partnership earned $212,586 and $130,103, respectively, attributable to net income earned by these joint ventures, $71,230 and $74,806 of which was earned during the quarters ended September 30, 1997 and 1996, respectively. The increase in net income earned by joint ventures during the nine months ended September 30, 1997, as compared to the nine months ended September 30, 1996, is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996.

         Operating expenses, including depreciation and amortization expense, were $428,628 and $452,783 for the nine months ended September 30, 1997 and 1996, respectively, of which $136,269 and $145,852 was incurred for the quarters ended September 30, 1997 and 1996, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 1997, as compared to the quarter and nine months ended September 30, 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties.

         Operating expenses also decreased during the quarter and nine months ended September 30, 1997, as a result of the fact that during the quarter and nine months ended September 30, 1996, the Partnership recorded current and past due real estate taxes and certain expenses associated with the tenant's bankruptcy, relating to the Property in Tempe, Arizona. The decrease is partially offset by an increase in depreciation expense as a result of the reclassification of the lease from a direct financing lease to an operating lease, during the nine months ended September 30, 1996, as a result of the termination of the lease with the former tenant as described above.

         As a result of the sale of the Property in Houston, Texas, in April 1996, the Partnership recognized a loss of $15,355 for financial reporting purposes for the nine months ended September 30, 1996. No Properties were sold during the nine months ended September 30, 1997.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 1997.


                            CNL INCOME FUND XII, LTD.

                            By:      CNL REALTY CORPORATION
                                     General Partner


                                     By:      /s/ James M. Seneff, Jr.
                                              -----------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                     By:      /s/ Robert A. Bourne
                                              ------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                              Accounting Officer)