Form 10-K405
period 1997-12-31
CNL INCOME FUND XII LTD
filed 1998-03-25
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                              400 East South Street
                             Orlando, Florida 32801
          (Address of principal executive offices, including zip code)

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture (as described in Note 6 to the financial statements in Item 8 of this report) and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas, and reinvested the sales proceeds, along with additional funds, in Middleburg Joint Venture. As a result of the above transactions, the Partnership currently owns 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is co-venturer. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 14 to 20 years (the average being 19 years), and expire between 2007 and 2016. All leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,900 to $213,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In June 1996, the tenant of the Sizzler Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property. In March 1997, the Partnership entered into a new lease for this Property and in connection therewith, incurred $55,000 in renovation costs. The renovations were completed in May 1997. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

Major Tenants

         During  1997,  three  lessees (or group of  affiliated  lessees) of the
Partnership, (i) Long John Silver's, Inc., (ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures). As of December 31, 1997, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to ten restaurants and Flagstar Corporation was the lessee under leases relating to 15 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees or group of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from four Properties owned by joint ventures). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, Foodmaker, Inc. and Flagstar Corporation each leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

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

         Net cash flow from operations of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture and Middleburg Joint Venture is distributed 59 percent, 18.61%, 31.13% and 87.54%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Income Fund Advisors, Inc., an affiliate of the General Partners, provided certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership through December 31, 1995. Under this agreement, CNL Income Fund Advisors, Inc. was responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Income Fund Advisors, Inc. also assisted the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay CNL Income Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Item 2.  Properties

         As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 48 Properties, located in 15 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 9,200 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 13, 1998, there were 3,454 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. Since inception, the price paid for any Unit transferred pursuant to the Plan has been $9.50 per Unit. The price to be paid for any Unit transferred other than pursuant to the Plan is subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1997 and 1996 other than pursuant to the Plan, net of commissions (which ranged from zero to 15.56%).

                                                      1997 (1)                         1996 (1)
                                       ---------------------------------       ---------------------
                                            High       Low      Average        High       Low      Average
         First Quarter                     $ 9.50    $ 9.00      $ 9.30      $ 10.00    $ 9.50      $ 9.56
         Second Quarter                      9.51      8.00        9.13         9.50      8.79        9.15
         Third Quarter                        (2)       (2)         (2)        10.00      4.64        8.41
         Fourth Quarter                      7.51      7.51        7.51         9.50      7.66        8.53

(1)      A total of 14,443 and 22,480 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1997  and  1996,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 1997 and 1996, the Partnership declared cash distributions of $3,825,008 to the Limited Partners. Distributions of $956,252 were declared at the close of each of the Partnership's calendar quarters during 1997 and 1996 to the Limited Partners. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 1997 and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions.
No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data

                                   1997            1996           1995           1994            1993
                               -------------   -------------  -------------  -------------   --------
Year Ended December 31:
    Revenues (1)                $  4,522,216    $  4,553,058   $  4,570,571   $  4,548,580   $   3,614,326
    Net income (2)                 3,952,214       3,943,043      4,014,372      4,027,834       3,134,229
    Cash distributions
       declared (3)                3,825,008       3,825,008       3,870,007      3,825,006      2,870,011
    Net income per Unit (2)(4)          0.87            0.87           0.88           0.89            0.72
    Cash distributions declared
       per Unit (3) (4)                 0.85            0.85           0.86           0.85            0.66

At December 31:
    Total assets                 $41,430,990     $41,343,138    $41,229,132    $41,127,173     $40,945,978
    Partners' capital             40,417,312      40,290,106     40,172,071     40,027,706      39,824,878

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the year ended December 31, 1996, includes $15,355 from a loss on sale of land and building.

(3) Distributions for the year ended December 31, 1995, include a special distribution to the Limited Partners of $45,000, which represented cumulative excess operating reserves.

(4)      Based  on  the  weighted   average  number  of  Limited  Partner  Units
         outstanding during each of the years ended December 31, 1997, 1996, 1995, 1994 and 1993.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1997, the Partnership owned 48 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1997, 1996 and 1995, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,806,988, $3,951,689 and $3,819,362 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in cash from operations during 1997, as compared to 1996, and the increase during 1996, as compared to 1995, are primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1997, 1996 and 1995.

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

         In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs during the year ended December 31, 1997. The renovations were completed in may 1997.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,706,415 invested in such short-term investments as compared to $1,800,601 at December 31, 1996. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1997, 1996 and 1995, affiliates of the General Partners incurred on behalf of the Partnership $97,078, $118,929 and $105,019, respectively, for certain operating expenses. As of December 31, 1997 and 1996, the Partnership owed $6,887 and $2,981, respectively, to affiliates for such amounts and accounting and administrative services. As of February 28, 1998, the Partnership had reimbursed the affiliates all such amounts. Other liabilities including distributions payable decreased to $1,006,791 at December 31, 1997, from $1,050,051 at December 31, 1996, primarily as the result of a decrease in rents paid in advance at December 31, 1997. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,825,008 for each of the years ended December 31, 1997 and 1996, and $3,870,007 for the year ended December 31, 1995. This represents a distribution of $0.85 per Unit for each of the years ended December 31, 1997 and 1996, and $0.86 per Unit for the year ended December 31, 1995. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

Results of Operations

           During the years ended December 31, 1996 and 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996). During 1997, the Partnership owned and leased 44 wholly owned Properties. In addition, during 1995, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1996 and 1997, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,900 to $213,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business -
 Leases and Item 2.  Properties,  respectively.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $4,102,842, $4,165,640 and $4,330,100, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1997 and 1996, each as compared to the previous year, is primarily attributable to a decrease of approximately $51,800 and $136,500 during the years ended December 31, 1997 and 1996, respectively, as a result of the sale of the Property in Houston, Texas, in April 1996, as discussed above in "Liquidity and Capital Resources."

         In addition, rental and earned income also decreased approximately $23,500 and $39,800 during 1997 and 1996, each as compared to the previous year, as a result of the fact that the tenant of the Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. As a result of the termination of this lease, during the year ended December 31, 1996, the Partnership reclassified this lease from a direct financing lease to an operating lease. In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona with a new tenant to operate the Property for which rental payments commenced in July 1997. The decrease in rental and earned income during 1997, as compared to 1996, was partially offset by an increase in rental income of $38,600 earned from the new tenant during 1997.

         During  the  years  ended  December  31,  1997,   1996  and  1995,  the
Partnership also earned $54,330, $67,652 and $70,819, respectively, in contingent rental income. The decrease in contingent rental income during 1997 and 1996, each as compared to the previous year, is primarily attributable to decreased gross sales of certain restaurant Properties requiring the payments of contingent rental income.

         In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $277,325, $200,499 and $81,582, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997 and 1996, each as compared to the previous year, is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources."

         During at least one of the years ended December 31, 1997, 1996 and 1995, three of the Partnership's lessees (or group of affiliated lessees), Long John Silver's, Inc., Foodmaker, Inc. and Flagstar Corporation, each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures). As of December 31, 1997, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to ten restaurants and Flagstar Corporation was the lessee under leases relating to 15 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees or group of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income during 1998 and subsequent years. In addition, during at least one of the years ended December 31, 1997, 1996 and 1995, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income.

         During the years ended December 31, 1997, 1996 and 1995, the Partnership also earned $87,719, $119,267 and $88,070, respectively, in interest and other income. The decrease in interest and other income during 1997, as compared to 1996, and the increase in interest and other income during 1996, as compared to 1995, is primarily attributable to the Partnership granting certain easement rights during 1996, to the owner of the Property adjacent to the Partnership's Property in Black Mountain, North Carolina, in exchange for $25,000. In addition, the decrease in interest and other income during 1997, as compared to 1996, is offset by an increase attributable to the Partnership recognizing approximately $7,900 in other income due to the fact that the former tenant of the Property in Tempe, Arizona, paid past due real estate taxes relating to the Property and the Partnership reversed such amounts during 1997 that it had previously accrued as payable during 1996.

         Operating expenses, including depreciation and amortization expense, were $570,002, $594,660 and $556,199 for the years ended December 31, 1997, 1996 and 1995, respectively. The decrease in operating expenses during 1997, as compared to 1996, and the increase in 1996, as compared to 1995, is partially attributable to the fact that during 1996, the Partnership recorded current and past due real estate taxes relating to the Property in Tempe, Arizona, due to financial difficulties the tenant was experiencing. As discussed above, the amounts accrued during 1996 were reversed and recorded as other income during 1997. No real estate taxes were recorded during 1997 relating to the Property in Tempe, Arizona, due to the fact that the new tenant is responsible for the real estate taxes under the terms of the new lease.

         In addition, the decrease in operating expenses during 1997, as compared to 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. The decrease in operating expenses during 1997, as compared to 1996, and the increase in 1996, as compared to 1995, is partially attributable to the Partnership incurring certain expenses, such as insurance and legal fees during 1996, due to the former tenant of the Property in Tempe, Arizona declaring bankruptcy during 1996. The increase in operating expenses during 1996, as compared to 1995, is primarily attributable to an increase in accounting and administrative expenses associated with operating the Partnership and its Properties and an increase in insurance expense as a result of the General Partners' obtaining contingent liability and property coverage for the Partnership beginning in May 1995.

         The decrease in operating expenses during 1997, was partially offset by an increase in depreciation expense as a result of the reclassification of the lease relating to the Property in Tempe, Arizona, from a direct financing lease to an operating lease, as described above in "Liquidity and Capital Resources." The increase in operating expenses during 1996, as compared to 1995, was partially offset by a decrease in depreciation expense during the year ended December 31, 1996, as a result of the sale of the Property located in Houston, Texas, in April 1996, as described above in "Liquidity and Capital Resources."

         The General Partners of the Partnership are in the process of assessing and addressing the impact of the year 2000 on their computer package software. The hardware and built-in software are believed to be year 2000 compliant. Accordingly, the General Partners do not expect this matter to materially impact how the Partnership conducts business nor its future results of operations or financial position.

         As a result of the sale of the Property in Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized a loss of $15,355 for financial reporting purposes for the year ended December 31, 1996. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to this Property. No Properties were sold during 1995 and 1997.

         The Partnership's leases as of December 31, 1997, are triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                               Page

Report of Independent Accountants                               12

Financial Statements:

  Balance Sheets                                                13

  Statements of Income                                          14

  Statements of Partners' Capital                               15

  Statements of Cash Flows                                      16

  Notes to Financial Statements                                 18

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



/s/ Coopers & Lybrand, L.L.P.
--------------------------------


Orlando, Florida
January 23, 1998

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                    December 31,
           ASSETS                             1997                1996
           ------                          -----------         -------

Land and buildings on operating
  leases, less accumulated
  depreciation                             $20,820,279         $21,082,468
Net investment in direct
  financing leases                          13,656,265          13,789,036
Investment in joint ventures                 2,517,421           2,496,749
Cash and cash equivalents                    1,706,415           1,800,601
Receivables, less allowance for
  doubtful accounts of $7,482
  and $23,395                                  202,472             202,908
Prepaid expenses                                 7,216               6,786
Organization costs, less
  accumulated amortization of
  $10,000 and $8,465                                -                1,535
Lease costs, less accumulated
  amortization of $1,307 in 1997                24,746                  -
Accrued rental income                        2,496,176           1,963,055
                                           -----------         -----------

                                           $41,430,990         $41,343,138
                                           ===========         ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $    10,558         $     9,303
Accrued and escrowed real estate
  taxes payable                                  3,244              14,706
Distributions payable                          956,252             956,252
Due to related parties                           6,887               2,981
Rents paid in advance                           36,737              69,790
                                           -----------         -----------
    Total liabilities                        1,013,678           1,053,032

Partners' capital                           40,417,312          40,290,106
                                           -----------         -----------

                                           $41,430,990         $41,343,138
                                           ===========         ===========












                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                               Year Ended December 31,
                                                                   1997                1996               1995
                                                                ----------          ----------         -------
Revenues:
  Rental income from operating
    leases                                                      $2,455,312          $2,473,574         $2,599,899
  Earned income from direct
    financing leases                                             1,647,530           1,692,066          1,730,201
  Contingent rental income                                          54,330              67,652             70,819
  Interest and other income                                         87,719             119,267             88,070
                                                                ----------          ----------         ----------
                                                                 4,244,891           4,352,559          4,488,989
                                                                ----------          ----------         ----------
Expenses:
  General operating and admini-
    strative                                                       162,593             173,614            141,271
  Professional services                                             28,665              39,121             27,680
  Management fees to related parties                                40,218              40,244             40,774
  Real estate taxes                                                     -                7,891                 -
  State and other taxes                                             18,496              18,471             18,679
  Depreciation and amortization                                    320,030             315,319            327,795
                                                                ----------          ----------         ----------
                                                                   570,002             594,660            556,199
                                                                ----------          ----------         ----------

Income Before Equity in Earnings of
  Joint Ventures and Loss on Sale
  of Land and Building                                           3,674,889           3,757,899          3,932,790

Equity in Earnings of Joint Ventures                               277,325             200,499             81,582

Loss on Sale of Land and Building                                       -              (15,355)                -
                                                                ----------          ----------         ---------

Net Income                                                      $3,952,214          $3,943,043         $4,014,372
                                                                ==========          ==========         ==========

Allocation of Net Income:
  General partners                                              $   39,522          $   39,533         $   40,144
  Limited partners                                               3,912,692           3,903,510          3,974,228
                                                                ----------          ----------         ----------

                                                                $3,952,214          $3,943,043         $4,014,372
                                                                ==========          ==========         ==========


Net Income Per Limited Partner Unit                             $     0.87          $     0.87         $     0.88
                                                                ==========          ==========         ==========

Weighted Average Number of Limited
  Partner Units Outstanding                                      4,500,000           4,500,000          4,500,000
                                                                ==========          ==========         ==========



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1997, 1996 and 1995



                                            General Partners                 Limited Partners
                                              Accumu-                                      Accumu-
                                  Contri-     lated        Contri-         Distri-         lated       Syndication
                                  butions    Earnings      butions         butions        Earnings        Costs          Total
                                  -------    --------    -----------    ------------    -----------    -----------    --------
Balance, December 31, 1994        $ 1,000    $ 72,212    $45,000,000    $ (6,820,012)   $ 7,149,050    $(5,374,544)   $40,027,706

  Distributions to limited
    partners ($0.86 per
    limited partner unit)              -           -              -       (3,870,007)            -              -      (3,870,007)
  Net income                           -       40,144             -               -       3,974,228             -       4,014,372
                                   ------    --------    -----------    ------------    -----------    -----------    -----------

Balance, December 31, 1995          1,000     112,356     45,000,000     (10,690,019)    11,123,278     (5,374,544)    40,172,071

  Distributions to limited
    partners ($0.85 per
    limited partner unit)              -           -              -       (3,825,008)            -              -      (3,825,008)
  Net income                           -       39,533             -               -       3,903,510             -       3,943,043
                                   ------    --------    -----------    ------------    -----------    -----------    -----------

Balance, December 31, 1996          1,000     151,889     45,000,000     (14,515,027)    15,026,788     (5,374,544)    40,290,106

  Distributions to limited
    partners ($0.85 per
    limited partner unit)              -           -              -       (3,825,008)            -              -      (3,825,008)
  Net income                           -       39,522             -               -       3,912,692             -       3,952,214
                                   ------    --------    -----------    ------------    -----------    -----------    -----------

Balance, December 31, 1997         $1,000    $191,411    $45,000,000    $(18,340,035)   $18,939,480    $(5,374,544)   $40,417,312
                                   ======    ========    ===========    ============    ===========    ===========    ===========


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                            Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Increase (Decrease) in Cash and
  Cash Equivalents:

    Cash Flows From Operating
      Activities:
        Cash received from
          tenants                                          $  3,736,731         $  3,951,047         $  3,878,623
        Distributions from joint
          ventures                                              256,653              190,596               80,633
        Cash paid for expenses                                 (252,145)            (278,240)            (224,091)
        Interest received                                        65,749               88,286               84,197
                                                           ------------         ------------         ------------
            Net cash provided by
              operating
              activities                                      3,806,988            3,951,689            3,819,362
                                                           ------------         ------------         ------------

    Cash Flows From Investing
      Activities:
        Proceeds from sale of
          land and building                                          -             1,640,000                   -
        Additions to land and
          buildings on
          operating leases                                      (55,000)                  -                    -
        Investment in joint
          ventures                                                   -            (1,645,024)                  -
        Collections on loan to
          tenant of joint
          venture                                                 4,886                7,741                7,008
        Payment of lease costs                                  (26,052)                  -                    -
                                                           ------------         ------------         -----------
            Net cash provided by
              (used in) invest-
              ing activities                                    (76,166)               2,717                7,008
                                                           ------------         ------------         ------------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                           (3,825,008)          (3,870,008)                      (3,825,007)
                                                           ------------         ------------                     ------------

            Net cash used in fin-
              ancing activities                              (3,825,008)          (3,870,008)          (3,825,007)
                                                           ------------         ------------         ------------

Net Increase (Decrease) in Cash
  and Cash Equivalents                                          (94,186)              84,398                1,363

Cash and Cash Equivalents at
  Beginning of Year                                           1,800,601            1,716,203            1,714,840
                                                           ------------         ------------         ------------

Cash and Cash Equivalents at
  End of Year                                              $  1,706,415         $  1,800,601         $  1,716,203
                                                           ============         ============         ============





                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                            Year Ended December 31,
                                                               1997                 1996                 1995
                                                           ------------         ------------         --------
Reconciliation of Net Income to
  Net Cash Provided by Operating
  Activities:

    Net income                                             $  3,952,214         $  3,943,043         $  4,014,372
                                                           ------------         ------------         ------------
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
        Depreciation                                            317,189              313,319              325,795
        Amortization                                              2,841                2,000                2,000
        Equity in earnings of
          joint ventures, net of
          distributions                                         (20,672)              (9,903)                (949)
        Loss on sale of land and
          building                                                   -                15,355                   -
        Decrease (increase) in
          receivables                                            (4,450)              48,671              (24,836)
        Decrease in net invest-
          ment in direct finan-
          cing leases                                           132,771              121,597              111,675
        Increase in prepaid
          expenses                                                 (430)              (4,862)              (1,924)
        Increase in accrued
          rental income                                        (533,121)            (518,502)            (519,365)
        Increase (decrease) in
          accounts payable and
          accrued expenses                                      (10,207)               8,745               (9,623)
        Increase (decrease) in
          due to related parties                                  3,906               (4,269)               7,055
        Increase (decrease) in
          rents paid in advance                                 (33,053)              36,495              (84,838)
                                                           ------------         ------------         ------------
            Total adjustments                                  (145,226)               8,646             (195,010)
                                                           ------------         ------------         ------------

Net Cash Provided by Operating
  Activities                                               $  3,806,988         $  3,951,689         $  3,819,362
                                                           ============         ============         ============

Supplemental Schedule of Non-
  Cash Financing Activities:

    Distributions declared and
      unpaid at December 31                                $    956,252         $    956,252         $  1,001,252
                                                           ============         ============         ============




                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1997, 1996 and 1995


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

                  Years Ended December 31, 1997, 1996 and 1995


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date.

         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair values.

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

                  Years Ended December 31, 1997, 1996 and 1995


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

         Lease Costs - Brokerage fees associated with negotiating a new lease are amortized over the term of the new lease using the straight-line method.

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

         Use of Estimates - The general partners of the Partnership have made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


2.       Leases:

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the majority of the leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                1997             1996
                                             -----------      -------

                  Land                       $12,837,754      $12,837,754
                  Buildings                    9,443,412        9,388,412
                                             -----------      -----------
                                              22,281,166       22,226,166
                  Less accumulated
            depreciation                      (1,460,887)      (1,143,698)
                                             -----------      -----------

                                             $20,820,279      $21,082,468
                                             ===========      ===========

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


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

         In March 1997, the Partnership entered into a new lease for the property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs during the year ended December 31, 1997. The renovations were completed in May 1997.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1997, 1996 and 1995, the Partnership recognized $533,121, $518,502 and $519,365, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1997:

                  1998                            $ 2,230,885
                  1999                              2,281,192
                  2000                              2,283,628
                  2001                              2,293,570
                  2002                              2,313,592
                  Thereafter                       25,464,039
                                                  -----------

                                                  $36,866,906

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                 1997             1996
                                             ------------     ------------

                  Minimum lease
            payments receivable              $ 28,413,665     $ 30,188,147
                  Estimated residual
                    values                      4,190,941        4,190,941
                  Less unearned income        (18,948,341)     (20,590,052)
                                             ------------     ------------

                  Net investment in
                    direct financing
                    leases                   $ 13,656,265     $ 13,789,036
                                             ============     ============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1997:

                  1998                               $ 1,810,632
                  1999                                 1,818,830
                  2000                                 1,818,830
                  2001                                 1,818,830
                  2002                                 1,818,830
                  Thereafter                          19,327,713
                                                     -----------

                                                     $28,413,665

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

                  Years Ended December 31, 1997, 1996 and 1995

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

         Williston  Real Estate  Joint  Venture,  Des Moines  Real Estate  Joint
         Venture, Kingsville Real Estate Joint Venture and Middleburg Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                                                 1997           1996
                                              ----------     -------
                  Land and building on
                    operating leases,
                    less accumulated
                    depreciation              $1,768,636     $1,795,026
                  Net investment in direct
                    financing leases           2,446,688      2,466,050
                  Cash                             6,893            668
                  Receivables                     13,843             -
                  Accrued rental income          157,252        102,435
                  Other assets                       443            358
                  Liabilities                      7,673            673
                  Partners' capital            4,386,082      4,363,864
                  Revenues                       481,085        405,615
                  Net income                     446,047        372,158

         The Partnership recognized income totalling $277,325, $200,499 and $81,582 for the years ended December 31, 1997, 1996 and 1995, respectively, from these joint ventures.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995

6.       Receivables:

         During 1993, the Partnership loaned $208,855 to the tenant of the property owned by Kingsville Real Estate Joint Venture in connection with the purchase of equipment for the restaurant property. The loan, which bears interest at a rate of ten percent, is payable over 84 months and is collateralized by the restaurant equipment. Receivables at December 31, 1997 and 1996, include $188,642 and $186,040, respectively, relating to this loan including accrued interest of $7,488 at December 31, 1997.

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

         During  each of the  years  ended  December  31,  1997  and  1996,  the
         Partnership declared distributions to the limited partners of $3,825,008, and during the year ended December 31, 1995, the Partnership declared distributions to the limited partners of $3,870,007, respectively. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                            1997                1996               1995
                                                         ----------          ----------         ----------
                  Net income for finan-
                    cial reporting
                    purposes                             $3,952,214          $3,943,043         $4,014,372

                  Depreciation for tax
                    reporting purposes
                    in excess of depreci-
                    ation for financial
                    reporting purposes                     (249,366)           (259,752)          (264,905)

                  Direct financing leases
                    recorded as operating
                    leases for tax
                    reporting purposes                      132,771             121,597            111,675

                  Loss on sale of land and
                    building for tax
                    reporting purposes
                    in excess of loss for
                    financial reporting
                    purposes                                     -              (26,151)                -

                  Equity in earnings of
                    joint ventures for tax
                    reporting purposes less
                    than equity in earnings
                    of joint ventures for
                    financial reporting
                    purposes                                (51,481)            (46,345)           (15,685)

                  Allowance for doubtful
                    accounts                                (15,913)            (16,396)            20,792

                  Accrued rental income                    (533,121)           (518,502)          (519,365)

                  Rents paid in advance                     (39,303)             36,495            (84,838)
                                                         ----------          ----------         ----------

                  Net income for federal
                    income tax purposes                  $3,195,801          $3,233,989         $3,262,046
                                                         ==========          ==========         ==========

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc. the parent company of CNL Fund Advisors, Inc. The other individual general partner, Robert A. Bourne, served as president of CNL Fund Advisors, Inc. through October 1997. CNL Income Fund Advisors, Inc. was a wholly owned subsidiary of CNL Group, Inc. until its merger, effective January 1, 1996, with CNL Fund Advisors, Inc. During the years ended December 31, 1997, 1996 and 1995, CNL Income Fund Advisors, Inc. and CNL Fund Advisors, Inc.
         (hereinafter referred to collectively as the "Affiliates") each performed certain services for the Partnership, as described below.

         During the years ended December 31, 1997, 1996 and 1995, certain Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay Affiliates a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliates. The Partnership incurred management fees of $40,218, $40,244 and $40,774 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


9.       Related Party Transactions - Continued:

         During the years ended December 31, 1997, 1996 and 1995, Affiliates provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $92,866, $97,722 and $68,337 for the years ended December 31, 1997, 1996 and 1995, respectively, for such services.

         The due to related parties at December 31, 1997 and 1996, totalled $6,887 and $2,981, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for at least one of the years ended December 31:

                                          1997         1996          1995
                                       ----------   ----------    ----------

                  Flagstar Enter-
                    prises, Inc.,
                    Denny's, Inc.
                    and Quincy's
                    Restaurants,
                    Inc.               $1,216,908   $1,224,953    $1,234,649
                  Foodmaker, Inc.       1,024,667    1,024,667     1,024,668
                  Long John Sil-
                    ver's, Inc.           647,829      649,992       654,384

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for at least one of the years ended December 31:

                                         1997           1996           1995
                                      ----------     ----------     ----------

                  Jack in the
                    Box               $1,024,667     $1,024,667     $1,024,668
                  Denny's                807,547        818,672        823,411
                  Hardee's               787,260        791,998        798,357
                  Long John
                    Silver's             713,522        715,685        720,077

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1997, 1996 and 1995


10.      Concentration of Credit Risk - Continued:

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

         James M. Seneff, Jr., age 51, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, director and Chief Executive Officer since its formation in 1980. CNL Group, Inc. is the parent company of CNL Securities Corp., CNL Investment Company, CNL Fund Advisors, Inc., CNL Real Estate Advisors, Inc. and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc. Mr. Seneff is Chief Executive Officer, and has been a director and registered principal of CNL Securities Corp., which served as the managing dealer in the Partnership's offering of Units, since its formation in 1979. Mr. Seneff also has held the position of President and a director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer and Chairman of the Board of CNL Investment Company, and Chief Executive Officer and Chairman of the Board of Commercial Net Lease Realty, Inc. since 1992, has served as the Chairman of the Board and the Chief Executive Officer of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., served as Chairman of the Board and Chief Executive Officer of CNL Income Fund Advisors, Inc. since its inception in 1994 through December 31, 1995, has served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc. since its inception in 1994, and has held the position of Chief Executive Officer and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in 1990. In addition, Mr. Seneff has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Properties Fund, Inc. since 1994, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Since 1971, Mr. Seneff has been active in the acquisition, development and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 50, is President and Treasurer of CNL Group, Inc., President, a director and a registered principal of CNL Securities Corp., President and a director of CNL Investment Company, and prior to its merger with CNL Fund Advisors, Inc., effective January 1, 1996, CNL Income Fund Advisors, Inc., and Chief Investment Officer, Vice Chairman of the Board of Directors, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisors, Inc. from the date of its inception through June 30, 1997 and served as President of CNL Fund Advisors, Inc. from the date of its inception through October 1997. Mr. Bourne also has served as a director since 1992, as President from July 1992 to February 1996, as Secretary and Treasurer from February 1996 through December 1997, and since February 1996, served as Vice Chairman of the Board of Directors of Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as a director since its inception in 1991, as President from 1991 to February 1996, as Secretary from February 1996 to July 1996, and since February 1996, served as Treasurer and Vice Chairman of CNL Realty Advisors, Inc. through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with
Commercial Net Lease Realty, Inc. In addition, Mr. Bourne has served as President and a director of CNL American Properties Fund, Inc. since 1994, and has served as President and a director of CNL American Realty Fund, Inc. since 1996 and of CNL Real Estate Advisors, Inc. since January 1997. Upon graduation from Florida State University in 1970, where he received a B.A. in Accounting, with honors, Mr. Bourne worked as a certified public accountant and, from September 1971 through December 1978, was employed by Coopers & Lybrand, Certified Public Accountants, where he held the position of tax manager beginning in 1975. From January 1979 until June 1982, Mr. Bourne was a partner in the accounting firm of Cross & Bourne and from July 1982 through January 1987, he was a partner in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction and rental of office buildings, apartment complexes, restaurants, hotels and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a wholly owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

         CNL Group, Inc., which is the parent company of CNL Fund Advisors, Inc., was organized in 1980 under the laws of the State of Florida. CNL Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Group, Inc.

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

         Curtis B. McWilliams, age 42, joined CNL Fund Advisors, Inc. in April 1997 and currently serves as President of CNL Fund Advisors, Inc. and as Executive Vice President of CNL American Properties Fund, Inc. In addition, Mr. McWilliams serves as Executive Vice President of CNL Group, Inc. and as President of CNL Financial Services, Inc. and certain other subsidiaries of CNL Group, Inc. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch. From January 1991 to August 1996, Mr. McWilliams was a managing director in the corporate banking group of Merrill Lynch's investment banking division. During this time, he was a senior relationship manager with Merrill Lynch and as such was responsible for a number of the firm's larger clients. From February 1990 to February 1993, he also served as co-head of one of the Industrial Banking Groups within Merrill Lynch's investment banking division and had administrative responsibility for a group of bankers and client relationships, including the firm's transportation group. From September 1996 to March 1997, Mr. McWilliams served as Chairman of Merrill Lynch's Private Advisory Services. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 39, is the Chief Operating Officer and Executive Vice President of CNL Fund Advisors, Inc. and CNL American Properties Fund, Inc. and serves as Executive Vice President of CNL American Realty Fund, Inc. and CNL Real Estate Advisors, Inc. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 49, a certified public accountant, has served as Chief Financial Officer of CNL Group, Inc. since December 1993, has served as Secretary of CNL Group, Inc. since 1987, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, served as a director and Secretary of CNL Realty Advisors, Inc. since its inception in 1991 through December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996, Secretary of CNL Income Fund Advisors, Inc. since its inception in 1994 to December 1995, and a director, Secretary and Treasurer of CNL Fund Advisors, Inc. since 1994 and has served as a director, Secretary and Treasurer of CNL Real Estate Advisors, Inc. since January 1997. Ms. Rose also has served as Secretary and Treasurer of CNL American Properties Fund, Inc. since 1994, and has served as Secretary and Treasurer of CNL American Realty Fund, Inc. since 1996. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the management information services, administration, legal compliance, accounting, tenant compliance, and reporting for over 300 corporations, partnerships, and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

         Jeanne A. Wall, age 39, has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. In 1985, Ms. Wall became Vice President of CNL Securities Corp., in 1987, she became Senior Vice President and in July 1997, she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers, and corporate communications for CNL Group, Inc. and Affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 through 1997, as Vice President of Commercial Net Lease Realty, Inc. from 1992 through 1997, as Executive Vice President of CNL Fund Advisors, Inc. since 1994, and as Executive Vice President of CNL American Properties Fund, Inc. since 1994. In addition, Ms. Wall has served as Executive Vice President of CNL Real Estate Advisors, Inc. since January 1997 and as Executive Vice President of CNL American Realty Fund, Inc. since 1996. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 34, has served as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 and as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997. From March 1995 to July 1996, he was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business
Administration   from  Florida  State  University  and  is  a  certified  public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 13, 1998, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 13, 1998, the beneficial ownership interests of the General Partners in the Registrant.

               Title of Class                     Name of Partner                        Percent of Class
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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1997, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Reimbursement to affiliates for          Operating expenses are reimbursed        Operating expenses incurred
operating expenses                       at the lower of cost or 90 percent       on behalf of the Partnership:
                                         of the prevailing rate at which          $97,078
                                         comparable services could have
                                         been obtained in the same                Accounting and administrative
                                         geographic area.  Affiliates of the      services:  $92,866
                                         General Partners from time to
                                         time incur certain operating
                                         expenses on behalf of the
                                         Partnership for which the
                                         Partnership reimburses the
                                         affiliates without interest.

Annual management fee to                 One percent of the sum of gross             $40,218
affiliates                               operating revenues from
                                         Properties wholly owned by the
                                         Partnership plus the Partnership's
                                         allocable  share of gross  revenues  of
                                         joint ventures in which the Partnership
                                         is a co-venturer.  The management  fee,
                                         which will not exceed  competitive fees
                                         for  comparable  services  in the  same
                                         geographic  area,  may  or  may  not be
                                         taken,  in  whole  or in part as to any
                                         year,   in  the  sole   discretion   of
                                         affiliates.
==========================================================================================================================


==========================================================================================================================
                                                                                              Amount Incurred
         Type of Compensation                                                                  For the Year
              and Recipient                       Method of Computation                   Ended December 31, 1997
        -----------------------                   ---------------------                   -----------------------
Deferred, subordinated real estate       A deferred, subordinated real               $ - 0 -
disposition fee payable to               estate disposition fee, payable
affiliates                               upon sale of one or more
                                         Properties,  in an amount  equal to the
                                         lesser of (i) one-half of a competitive
                                         real estate  commission,  or (ii) three
                                         percent  of the  sales  price  of  such
                                         Property or Properties. Payment of such
                                         fee shall be made only if affiliates of
                                         the   General    Partners   provide   a
                                         substantial   amount  of   services  in
                                         connection  with the sale of a Property
                                         or Properties and shall be subordinated
                                         to  certain   minimum  returns  to  the
                                         Limited Partners.  However,  if the net
                                         sales  proceeds  are  reinvested  in  a
                                         replacement   Property,  no  such  real
                                         estate disposition fee will be incurred
                                         until such replacement Property is sold
                                         and  the   net   sales   proceeds   are
                                         distributed.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to one percent of
cash flow                                Partnership distributions of net
                                         cash flow, subordinated to certain
                                         minimum returns to the Limited
                                         Partners.

General Partners' deferred, sub-         A deferred, subordinated share              $ - 0 -
ordinated share of Partnership net       equal to five percent of
sales proceeds from a sale or            Partnership distributions of such
sales                                    net sales proceeds, subordinated to
                                         certain minimum returns to the
                                         Limited Partners.
==========================================================================================================================


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1997 and 1996

                  Statements of Income for the years ended December 31, 1997, 1996 and 1995

                  Statements of Partners' Capital for the years ended December 31, 1997, 1996 and 1995

                  Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

                  Notes to Financial Statements

          2.  Financial Statement Schedule

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1997

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1997

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 1997 through December 31, 1997.

          (c)     Not applicable.

          (d) The Partnership is required to file audited financial information of two of its tenants (Flagstar Corporation and
                  Foodmaker, Inc.) as a result of the fact that these two tenants each leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1997. Flagstar Corporation had not filed its Form 10-K for the year ended December 31, 1997 as of the date hereof; therefore, the financial statements are not available to the Partnership to include in this filing. The Partnership will file this financial information under cover of a Form 10-K/A as soon as it is available. The summarized financial information presented for Foodmaker, Inc. and Subsidiaries as of September 28, 1997 and September 29, 1996, and for the fifty-two weeks ended September 28, 1997, September 29, 1996 and October 1, 1995 was obtained from the Form 10-K filed by Foodmaker, Inc. and Subsidiaries with the Securities and Exchange Commission.



                        Foodmaker, Inc. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)


                                                               September 28,          September 29,
Consolidated Balance Sheet Data:                                   1997                   1996
-------------------------------                                -------------          --------
Current Assets                                                   $100,162              $ 96,476
Noncurrent Assets                                                 581,596               557,162
Current Liabilities                                               193,213               147,063
Noncurrent Liabilities                                            400,666               455,191


                                                              Fifty-two Weeks Ended
Consolidated Statements of                   September 28,         September 29,         October 1,
  Operations Data:                               1997                  1996                1995

Gross Revenues                               $ 1,071,742           $ 1,062,822          $ 1,018,716
Costs and Expenses (including
  taxes)                                      (1,036,439)           (1,042,771)          (1,087,674)
Extraordinary Item, net of taxes                  (1,252)                   -                    -
                                             -----------           -----------          ----------

Net Earnings (Loss)                          $    34,051           $   (20,051)         $   (68,958)
                                             ===========           ===========          ===========

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1998.

                                CNL INCOME FUND XII, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ROBERT A. BOURNE, President


                                By:      ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ROBERT A. BOURNE


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

==========================================================================================================================
               Signature                                  Title                                    Date
/s/ Robert A. Bourne                     President, Treasurer and Director                    March 25, 1998
---------------------------------------- (Principal Financial and
Robert A. Bourne                         Accounting Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and                          March 25, 1998
---------------------------------------- Director (Principal Executive
James M. Seneff, Jr.                     Officer)

==========================================================================================================================

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



                                                                                                Costs Capitalized
                                                                                                    Subsequent
                                                              Initial Cost                        To Acquisition
                                                                           Buildings
                                           Encum-                             and             Improve-      Carrying
                                          brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Valdosta, Georgia                        -        $   238,891       $  316,670         $       -      $     -
      Natchitoches, Louisiana                  -            152,329               -             489,366           -

    Denny's Restaurants:
      St. Ann, Missouri                        -            338,826               -                  -            -
      Phoenix, Arizona                         -            456,306               -                  -            -
      Black Mountain, North Carolina           -            260,493               -                  -            -
      Blue Springs, Missouri                   -            497,604               -                  -            -
      Columbus, Georgia                        -            125,818          314,690                 -            -
      Tempe, Arizona                           -            709,275               -                  -            -

    Golden Corral Family
      Steakhouse Restaurants:
        Arlington, Texas                       -            711,558        1,159,978                 -            -

    Hardee's Restaurants:
      Crossville, Tennessee                    -            290,136          334,350                 -            -
      Toccoa, Georgia                          -            208,847               -                  -            -
      Columbia, Mississippi                    -            134,809               -                  -            -
      Pensacola, Florida                       -            277,236               -                  -            -
      Columbia, South Carolina                 -            325,674               -                  -            -
      Simpsonville, South Carolina             -            239,494               -                  -            -
      Indian Trail, North Carolina             -            298,938               -                  -            -
      Clarksville, Georgia                     -            160,478          415,540                 -            -

    Jack in the Box Restaurants:
      Spring, Texas                            -            564,164          510,639                 -            -
      Houston, Texas                           -            360,617          659,805                 -            -
      Arlington, Texas                         -            329,226          716,600                 -            -
      Grapevine, Texas                         -            471,367          590,987                 -            -
      Rialto, California                       -            524,251          595,226                 -            -
      Phoenix, Arizona                         -            294,773          527,466                 -            -
      Petaluma, California                     -            534,076          800,780                 -            -
      Willis, Texas                            -            569,077          427,381                 -            -
      Houston, Texas                           -            368,758          663,022                 -            -

    KFC Restaurant:
      Las Cruces, New Mexico                   -            175,905               -                  -            -



                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                       at Close of Period (c)                                                                         in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------





         $   238,891         $  316,670        $   555,561        $   45,982            1990           08/92             (b)
             152,329            489,366            641,695            77,986            1993           12/92             (b)


             338,826              (f)              338,826             (f)              1993           11/92             (d)
             456,306              (f)              456,306             (f)              1993           11/92             (d)
             260,493              (f)              260,493             (f)              1992           12/92             (d)
             497,604              (f)              497,604             (f)              1993           12/92             (d)
             125,818            314,690            440,508            43,346            1980           01/93             (g)
             709,275              (f)              709,275             (f)              1982           02/93             (d)



             711,558          1,159,978          1,871,536           196,296            1992           12/92             (b)


             290,136            334,350            624,486            56,000            1992           12/92             (b)
             208,847              (f)              208,847             (f)              1992           12/92             (d)
             134,809              (f)              134,809             (f)              1991           01/93             (d)
             277,236              (f)              277,236             (f)              1993           03/93             (d)
             325,674              (f)              325,674             (f)              1991           05/93             (d)
             239,494              (f)              239,494             (f)              1992           06/93             (d)
             298,938              (f)              298,938             (f)              1992           07/93             (d)
             160,478            415,540            576,018            61,287            1992           07/93             (b)


             564,164            510,639          1,074,803            84,454            1993           01/93             (b)
             360,617            659,805          1,020,422           109,124            1993           01/93             (b)
             329,226            716,600          1,045,826           118,517            1992           01/93             (b)
             471,367            590,987          1,062,354            97,742            1992           01/93             (b)
             524,251            595,226          1,119,477            98,443            1992           01/93             (b)
             294,773            527,466            822,239            87,766            1992           01/93             (b)
             534,076            800,780          1,334,856           132,439            1993           01/93             (b)
             569,077            427,381            996,458            70,020            1993           02/93             (b)
             368,758            663,022          1,031,780           108,626            1993           02/93             (b)


             175,905              (f)              175,905             (f)              1990           03/93             (d)

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                    Costs Capitalized
                                                                                                         Subsequent
                                                                    Initial Cost                       To Acquisition
                                                                                Buildings
                                                Encum-                             and             Improve-      Carrying
                                               brances           Land          Improvements         ments         Costs
    Long John Silver's Restaurants:
      Clarksville, Tennessee                        -            166,283               -                  -            -
      Morganton, North Carolina                     -            321,674               -                  -            -
      Statesville, North Carolina                   -            240,870               -                  -            -
      Monroe, North Carolina                        -            253,369               -                  -            -
      El Paso, Texas                                -            314,270               -                  -            -
      Tucson, Arizona                               -            277,378          245,385                 -            -
      Asheville, North Carolina                     -            213,536               -                  -            -

    Quincy's Restaurant:
      Albany, Georgia                               -            378,547               -                  -            -

    Shoney's Restaurants:
      Bradenton, Florida                            -            455,986               -                  -            -
      Winter Haven, Florida                         -            475,084               -                  -            -

    Sports Rock Cafe Restaurant:
      Tempe, Arizona                                -            121,831          620,527             55,000           -
                                                             -----------       ----------         ----------     -------

                                                             $12,837,754       $8,899,046         $  544,366     $     -
                                                             ===========       ==========         ==========     =======

Property of Joint Venture in Which
  the Partnership has an 18.61%
  Interest and has Invested in Under
  an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington                        -        $   322,726       $  791,658         $       -      $     -
                                                             ===========       ==========         ==========     =======

Property of Joint Venture in Which
  the Partnership has a 31.13% Interest
  and has Invested in Under an
  Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas                             -        $   171,061       $       -          $   99,128     $     -
                                                             ===========       ==========         ==========     =======

Property of Joint Venture in Which
  the Partnership has a 87.54% Interest
  and has Invested in Under an Operating
  Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, Ohio                    -        $   521,571       $       -          $       -      $     -
                                                             ===========       ==========         ==========     =======


                                                                                                                         Life
                                                                                                                       on Which
                   Gross Amount at Which Carried                                                                     Depreciation
                        at Close of Period (c)                                                                        in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
         -----------        ------------       -----------        ------------       ---------       --------        ----------

             166,283             (f)               166,283            (f)             1993            03/93             (d)
             321,674             (f)               321,674            (f)             1993            04/93             (d)
             240,870             (f)               240,870            (f)             1993            04/93             (d)
             253,369             (f)               253,369            (f)             1993            04/93             (d)
             314,270             (f)               314,270            (f)             1993            06/93             (d)
             277,378            245,385            522,763            36,685          1992            07/93             (b)
             213,536             (f)               213,536            (f)             1993            08/93             (d)


             378,547             (f)               378,547            (f)             1991            12/92             (d)


             455,986             (f)               455,986            (f)             1993            12/92             (d)
             475,084             (f)               475,084            (f)             1993            05/93             (d)


             121,831            675,527            797,358            36,174          1988            04/93             (h)
         -----------         ----------        -----------        ----------

         $12,837,754         $9,443,412        $22,281,166        $1,460,887
         ===========         ==========        ===========        ==========







         $   322,726         $  791,658        $ 1,114,384        $  137,508           1992           12/92             (b)
         ===========         ==========        ===========        ==========







         $   270,189             (f)           $   270,189            (f)              1988            10/92            (d)
         ===========                           ===========








         $   521,571              (f)          $   521,571            (f)              1995            05/96            (d)
         ===========                           ===========

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                                                 Costs Capitalized
                                                                                                     Subsequent
                                                                Initial Cost                        To Acquisition
                                                                            Buildings
                                            Encum-                             and             Improve-      Carrying
                                           brances           Land          Improvements         ments         Costs
Properties the Partnership
  has Invested in Under
  Direct Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona                          -        $        -        $       -          $  467,545     $     -
      St. Ann, Missouri                         -                 -                -             324,340           -
      Black Mountain, North Carolina            -                 -           696,851                 -            -
      Blue Springs, Missouri                    -                 -                -             485,945           -
      Cleveland, Tennessee                      -            158,300          510,479                 -            -
      Tempe, Arizona                            -                 -                -             491,258           -
      Amherst, Ohio                             -            127,672          169,928            316,796           -

    Hardee's Restaurants:
      Toccoa, Georgia                           -                 -           437,938                 -            -
      Fultondale, Alabama                       -            173,016               -             636,480           -
      Poplarville, Mississippi                  -            138,020               -             444,485           -
      Columbia, Mississippi                     -                 -           367,836                 -            -
      Pensacola, Florida                        -                 -                -             450,193           -
      Columbia, South Carolina                  -                 -           452,333                 -            -
      Simpsonville, South Carolina              -                 -           517,680                 -            -
      Indian Trail, North Carolina              -                 -           496,110                 -            -

    KFC Restaurant:
      Las Cruces, New Mexico                    -                 -           224,790                 -            -

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee                   -            174,746          555,186                 -            -
      Clarksville, Tennessee                    -                 -           422,539                 -            -
      Morganton, North Carolina                 -                 -                -             359,735           -
      Statesville, North Carolina               -                 -                -             349,184           -
      Monroe, North Carolina                    -                 -                -             358,094           -
      El Paso, Texas                            -                 -                -             371,286           -
      Chattanooga, Tennessee                    -            142,627          584,320                 -            -
      Asheville, North Carolina                 -                 -           493,303                 -            -

    Quincy's Restaurant:
      Albany, Georgia                           -                 -           880,338                 -            -

    Shoney's Restaurants:
      Bradenton, Florida                        -                 -                -             596,374           -
      Winter Haven, Florida                     -                 -                -             758,986           -
                                                         -----------       ----------         ----------     -------

                                                         $   914,381       $6,809,631         $6,410,701     $     -
                                                         ===========       ==========         ==========     =======





                                                                                                                         Life
                                                                                                                       on Which
                      Gross Amount at Which Carried                                                                  Depreciation
                           at Close of Period (c)                                                                     in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
          ----------        ------------       -----------        ------------       ---------       --------        ----------




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


             -                  (f)                (f)               (d)                 1991          12/92             (d)


             -                  (f)                (f)               (d)                 1993           12/92            (d)
             -                  (f)                (f)               (d)                 1993           05/93            (d)

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

       SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION - CONTINUED

                                December 31, 1997


                                                                                                      Costs Capitalized
                                                                                                          Subsequent
                                                                   Initial Cost                         To Acquisition
                                                                                Buildings
                                                Encum-                             and             Improve-      Carrying
                                               brances           Land          Improvements         ments         Costs
Property of Joint Venture in
  Which the Partnership has a
  59% Interest and has Invested
  in Under a Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida                            -        $   150,143       $       -          $  499,071     $     -
                                                             ===========       ==========         ==========     =======

Property of Joint Venture in
  Which the Partnership has a
  31.13% Interest and has Invested
  in Under a Direct Financing Lease:

    Denny's Restaurant:
      Kingsville, Texas                             -        $        -        $       -          $  535,489     $     -
                                                             ===========       ==========         ==========     =======

Property of Joint Venture in
  Which the Partnership has an
  87.54% Interest and has Invested
  in Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
        Middleburg Heights, OH                      -        $        -        $1,357,288         $       -      $     -
                                                             ===========       ==========         ==========     =======




                                                                                                                         Life
                                                                                                                       on Which
                    Gross Amount at Which Carried                                                                    Depreciation
                         at Close of Period (c)                                                                       in Latest
                             Buildings                                                 Date                             Income
                                and                               Accumulated         of Con-          Date          Statement is
             Land           Improvements          Total           Depreciation       struction       Acquired          Computed
          ----------        ------------       -----------        ------------       ---------       --------        ----------





             (f)                (f)                (f)                 (e)               1993          12/92             (e)







             -                  (f)                (f)                 (d)               1988          10/92             (d)








             -                  (f)                (f)                 (d)                1995          05/96            (d)

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1997



(a) Transactions in real estate and accumulated depreciation during 1997, 1996 and 1995, are summarized as follows:

                                                                                                        Accumulated
                                                                                        Cost            Depreciation
                  Properties the Partnership
                    has Invested in Under
                    Operating Leases:

                      Balance, December 31, 1994                                    $23,248,199          $  613,620
                      Depreciation expense                                                   -              325,795
                                                                                    -----------          ----------

                      Balance, December 31, 1995                                     23,248,199             939,415
                      Disposition                                                    (1,764,391)           (109,036)
                      Reclassified to operating
                        lease                                                           742,358                  -
                      Depreciation expense                                                   -              313,319
                                                                                    -----------          ----------

                      Balance, December 31, 1996                                     22,226,166           1,143,698
                      Additional costs capitalized                                       55,000                  -
                      Depreciation expense                                                   -              317,189
                                                                                    -----------          ----------

                      Balance, December 31, 1997                                    $22,281,166          $1,460,887
                                                                                    ===========          ==========


                  Property of Joint Venture in Which
                    the Partnership has an 18.61%
                    Interest and has Invested in Under
                    an Operating Lease:

                      Balance, December 31, 1994                                    $ 1,114,384            $ 58,341
                      Depreciation expense                                                   -               26,388
                                                                                    -----------            --------

                      Balance, December 31, 1995                                      1,114,384              84,729
                      Depreciation expense                                                   -               26,389
                                                                                    -----------            --------

                      Balance, December 31, 1996                                      1,114,384             111,118
                      Depreciation expense                                                   -               26,390
                                                                                    -----------            --------

                      Balance, December 31, 1997                                    $ 1,114,384            $137,508
                                                                                    ===========            ========

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1997



                                                                                                        Accumulated
                                                                                        Cost            Depreciation
                  Property of Joint Venture in Which the
                    Partnership has a 31.13% Interest
                    and has Invested in Under an Operating
                    Lease:

                      Balance, December 31, 1994                                    $   270,189          $       -
                      Depreciation expense (d)                                               -                   -
                                                                                    -----------          ---------

                      Balance, December 31, 1995                                        270,189                  -
                      Depreciation expense (d)                                               -                   -
                                                                                    -----------          ---------

                      Balance, December 31, 1996                                        270,189                  -
                      Depreciation expense (d)                                               -                   -
                                                                                    -----------          ---------

                      Balance, December 31, 1997                                    $   270,189          $       -
                                                                                    ===========          =========


                  Property of Joint Venture in Which
                    the Partnership has an 87.54%
                    Interest and has Invested in
                    Under an Operating Lease:

                      Balance, December 31, 1995                                    $        -           $       -
                      Acquisition                                                       521,571                  -
                      Depreciation expense (d)                                               -                   -
                                                                                    -----------          ---------

                      Balance, December 31, 1996                                        521,571                  -
                      Depreciation expense (d)                                               -                   -
                                                                                    -----------          ---------

                      Balance, December 31, 1997                                    $   521,571          $       -
                                                                                    ===========          =========


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1997, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $36,384,555 and $4,397,441, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

                                December 31, 1997




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

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number                                                           Page

      3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration
                  Statement No. 33-43278-01 on Form S- 11 and incorporated herein by reference.)

      4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration
                  Statement No. 33-43278-01 on Form S- 11 and incorporated herein by reference.)

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