Form 10-Q
period 1998-03-31
CNL INCOME FUND XII LTD
filed 1998-05-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                           --------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to


                             Commission file number
                                     0-21558


                            CNL Income Fund XII, Ltd.
             (Exact name of registrant as specified in its charter)


          Florida                       59-3078856
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organiza-           Identification No.)
tion)


400 E. South Street
Orlando, Florida                               32801
----------------------------             -----------------
(Address of principal                       (Zip Code)
executive offices)


Registrant's telephone number
(including area code)                     (407) 422-1574


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes     X      No

                                    CONTENTS






Part I                                                             Page

  Item 1.  Financial Statements:

             Condensed Balance Sheets                              1

             Condensed Statements of Income                        2

             Condensed Statements of Partners' Capital             3

             Condensed Statements of Cash Flows                    4

             Notes to Condensed Financial Statements               5

  Item 2.  Management's Discussion and Analysis
             of Financial Condition and
             Results of Operations                                 6-7


Part II

  Other Information                                                8

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                          March 31,              December 31,
            ASSETS                          1998                     1997
                                         -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,540,446 and
  $1,460,887                             $20,740,720              $20,820,279
Net investment in direct financing
  leases                                  13,613,631               13,656,265
Investment in joint ventures               2,520,871                2,517,421
Cash and cash equivalents                  1,876,590                1,706,415
Receivables, less allowance for
  doubtful accounts of $20,868 and
  $7,482                                     192,297                  202,472
Prepaid expenses                              11,274                    7,216
Lease costs, less accumulated
  amortization of $1,742 and $1,307           27,811                   24,746
Accrued rental income                      2,587,680                2,496,176
                                         -----------              -----------

                                         $41,570,874              $41,430,990
                                         ===========              ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $     5,195              $    10,558
Escrowed real estate taxes payable             7,691                    3,244
Distributions payable                        956,252                  956,252
Due to related parties                         8,529                    6,887
Rents paid in advance and deposits           173,844                   36,737
                                         -----------              -----------
    Total liabilities                      1,151,511                1,013,678

Partners' capital                         40,419,363               40,417,312
                                         -----------              -----------

                                         $41,570,874              $41,430,990
                                         ===========              ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                      Quarter Ended
                                                         March 31,
                                               1998                 1997
                                            ----------           -----------

Revenues:
  Rental income from operating leases       $  626,546           $  603,795
  Earned income from direct financing
    leases                                     407,674              410,967
  Contingent rental income                       7,422                5,417
  Interest and other income                     15,252               20,797
                                            ----------           ----------
                                             1,056,894            1,040,976
                                            ----------           ----------

Expenses:
  General operating and administrative          34,465               38,722
  Professional services                         12,986                6,657
  Bad debt expense                               8,968                   -
  Management fees to related parties            10,580                9,913
  Real estate taxes                                 -                 1,410
  State and other taxes                         17,248               18,090
  Depreciation and amortization                 79,994               79,449
                                            ----------           ----------
                                               164,241              154,241
                                            ----------           ----------

Income Before Equity in Earnings of
  Joint Ventures                               892,653              886,735

Equity in Earnings of Joint Ventures            65,650               70,407
                                            ----------           ----------

Net Income                                  $  958,303           $  957,142
                                            ==========           ==========

Allocation of Net Income:
  General partners                          $    9,583           $    9,571
  Limited partners                             948,720              947,571
                                            ----------           ----------

                                            $  958,303           $  957,142
                                            ==========           ==========

Net Income Per Limited
  Partner Unit                              $     0.21           $     0.21
                                            ==========           ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                          4,500,000            4,500,000
                                            ==========           ==========









            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                        Quarter Ended              Year Ended
                                          March 31,               December 31,
                                            1998                      1997
                                        -------------             -----------

General partners:
  Beginning balance                      $   192,411               $   152,889
  Net income                                   9,583                    39,522
                                         -----------               -----------
                                             201,994                   192,411
                                         -----------               -----------

Limited partners:
  Beginning balance                       40,224,901                40,137,217
  Net income                                 948,720                 3,912,692
  Distributions ($0.21 and $0.85
    per limited partner unit,
    respectively)                           (956,252)               (3,825,008)
                                         -----------               -----------
                                          40,217,369                40,224,901
                                         -----------               -----------

Total partners' capital                  $40,419,363               $40,417,312
                                         ===========               ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                        Quarter Ended
                                                          March 31,
                                                   1998            1997
                                               -----------      -----------

Increase in Cash and Cash Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 1,129,927      $ 1,036,652
                                               -----------      -----------

    Cash Flows From Investing
      Activities:
        Collections on loan to tenant
          of joint venture                              -             2,059
        Payment of lease costs                      (3,500)              -
                                               -----------      ----------
            Net cash provided by (used
              in) investing activities              (3,500)           2,059
                                               -----------      -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                                (956,252)        (956,252)
                                               -----------      -----------
            Net cash used in
              financing activities                (956,252)        (956,252)
                                               -----------      -----------

Net Increase in Cash and Cash
  Equivalents                                      170,175           82,459

Cash and Cash Equivalents at
  Beginning of Quarter                           1,706,415        1,800,601
                                               -----------      -----------

Cash and Cash Equivalents at End of
  Quarter                                      $ 1,876,590      $ 1,883,060
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1998, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,129,927 and $1,036,652 for the quarters ended March 31, 1998 and 1997, respectively. The increase in cash from operations for the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1998, the Partnership had $1,876,590 invested in such short-term investments, as compared to $1,706,415 at December 31, 1997. The increase in cash and cash equivalents for the quarter ended March 31, 1998, is primarily attributable to an increase in rents paid in advance at March 31, 1998, as compared to December 31, 1997. The funds remaining at March 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership increased to $1,151,511 at March 31, 1998, from $1,013,678 at December 31, 1997, primarily as the result of an increase in rents paid in advance at March 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 1998 and 1997. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 1998 and 1997. No amounts distributed to the limited partners for the quarters ended March 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the quarters ended March 31, 1998 and 1997, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $1,034,220 and $1,014,762, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to an increase of approximately $18,800 as a result of the Partnership entering into a new lease with a new tenant for the Property in Tempe, Arizona, for which rental payments commenced in July 1997. For the quarters ended March 31, 1998 and 1997, the Partnership also earned $7,422 and $5,417, respectively, in contingent rental income.

         For the quarters ended March 31, 1998 and 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1998 and 1997, the Partnership earned $65,650 and $70,407, respectively, attributable to net income earned by these joint ventures.

         Operating expenses, including depreciation and amortization expense, were $164,241 and $154,241 for the quarters ended March 31, 1998 and 1997, respectively. The increase in operating expenses during the quarter ended March 31, 1998, as compared to the quarter ended March 31, 1997, is primarily attributable to the fact that the Partnership recorded bad debt expense for past due principal and interest amounts relating to the loan with the tenant of the Property in Kingsville Joint Venture in accordance with the Partnership's policy. The general partners are in the process of negotiating an arrangement to collect past due amounts. The Partnership intends to continue to pursue collection of past due amounts relating to this Property and will recognize any such amounts as income if collected.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of May, 1998.


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