Form 10-K405/A
period 1997-12-31
CNL INCOME FUND XII LTD
filed 1998-07-09
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                   FORM 10-K/A


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

The Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1997, is being amended to include, in Item 14(d), summarized financial information of one of its tenants, Advantica Restaurant Group, Inc. (formerly Flagstar Companies, Inc., hereinafter referred to as Advantica and Subsidiaries), as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1997. This summarized financial information was not available to the Partnership at the time the Partnership filed its Form 10-K for the year ended December 31, 1997.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (d)      Other Financial Information.

                  The following summarized financial information is filed as part of this report as a result of the fact that one of the Partnership's tenants, Advantica and Subsidiaries, leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1997. The summarized financial information presented for Advantica and Subsidiaries as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995, was obtained from the Form 10-K filed by Advantica and Subsidiaries with the Securities and Exchange Commission for the year ended December 31, 1997.



                Advantica Restaurant Group, Inc. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)


Consolidated Balance Sheet Data:

                                         December 31,
                                   1997                 1996

Current Assets                 $  375,279          $  190,655
Noncurrent Assets               1,063,789           1,496,715
Current Liabilities               381,693             483,275
Noncurrent Liabilities          2,419,825           2,431,622

                Advantica Restaurant Group, Inc. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)


Consolidated Statements of
  Operations Data:

                                              Year Ended December 31,
                                      1997           1996             1995
                                   -----------   ------------     -----------

Gross revenues                   $2,609,456      $2,542,302       $2,571,487
Costs and expenses (including
  income tax benefit)            (2,743,906)     (2,627,762)      (2,704,393)
                                 ----------      ----------       ----------

Loss from continuing
  operations                       (134,450)        (85,460)        (132,906)

Gain on sale of discontinued
  operations, net of income
  tax provision                          -               -            77,877

Loss from discontinued
  operations, net of income
  tax benefit                            -               -              (636)

Extraordinary items, net of
  income tax benefit                     -               -               466
                                 ----------      ----------       ----------

Net loss                           (134,450)        (85,460)         (55,199)

Dividends on preferred stock        (14,175)        (14,175)         (14,175)
                                 ----------      ----------       ----------

Net loss applicable to common
  shareholders                   $ (148,625)     $  (99,635)      $  (69,374)
                                 ==========      ==========       ==========

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of July, 1998.

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

Signature                                     Title                                    Date

/s/ Robert A. Bourne                    President, Treasurer and Director            July 8, 1998
--------------------------              (Principal Financial and Accounting
Robert A. Bourne                        Officer)


/s/ James M. Seneff, Jr.                Chief Executive Officer and Director         July 8, 1998
--------------------------              (Principal Executive Officer)
James M. Seneff, Jr.
