Form 10-Q
period 1998-06-30
CNL INCOME FUND XII LTD
filed 1998-08-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                            -------------------------

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                             June 30,              December 31,
            ASSETS                             1998                    1997
                                           -----------             -----------

Land and buildings on operating
  leases, less accumulated
  depreciation of $1,620,005 and
  $1,460,887                               $20,661,161              $20,820,279
Net investment in direct financing
  leases                                    13,568,092               13,656,265
Investment in joint ventures                 2,416,014                2,517,421
Cash and cash equivalents                    1,973,617                1,706,415
Receivables, less allowance for
  doubtful accounts of $120,958 and
  $7,482                                       115,829                  202,472
Prepaid expenses                                15,879                    7,216
Lease costs, less accumulated
  amortization of $2,261 and $1,307             27,292                   24,746
Accrued rental income                        2,428,740                2,496,176
                                           -----------              -----------

                                           $41,206,624              $41,430,990
                                           ===========              ===========


LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                           $     3,816              $    10,558
Accrued and escrowed real estate
  taxes payable                                 16,888                    3,244
Distributions payable                          956,252                  956,252
Due to related parties                           5,567                    6,887
Rents paid in advance and deposits             144,267                   36,737
                                           -----------              -----------
    Total liabilities                        1,126,790                1,013,678

Partners' capital                           40,079,834               40,417,312
                                           -----------              -----------

                                           $41,206,624              $41,430,990
                                           ===========              ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                     Six Months Ended
                                                              June 30,                           June 30,
                                                     1998             1997             1998              1997
                                                  ----------       ----------       ----------        -------
Revenues:
  Rental income from
    operating leases                              $  658,592       $  604,177       $1,285,138        $1,207,972
  Adjustments to accrued
    rental income                                   (224,867)              -          (224,867)               -
  Earned income from direct
    financing leases                                 390,877          410,956          798,551           821,923
  Contingent rental income                             6,295           20,546           13,717            25,963
  Interest and other income                           29,430           20,177           44,682            40,974
                                                  ----------       ----------       ----------        ----------
                                                     860,327        1,055,856        1,917,221         2,096,832
                                                  ----------       ----------       ----------        ----------

Expenses:
  General operating and
    administrative                                    31,541           42,054           66,006            80,776
  Professional services                                   -             5,505           12,986            12,162
  Bad debt expense                                    75,699               -            84,667                -
  Management fees to
    related parties                                   10,971           10,051           21,551            19,964
  Real estate taxes                                    1,152               -             1,152             1,410
  State and other taxes                                  405              406           17,653            18,496
  Depreciation and
    amortization                                      80,078           80,102          160,072           159,551
                                                  ----------       ----------       ----------        ----------
                                                     199,846          138,118          364,087           292,359
                                                  ----------       ----------       ----------        ----------

Income Before Equity in
  Earnings (Loss) of
  Joint Ventures                                     660,481          917,738        1,553,134         1,804,473

Equity in Earnings (Loss)
  of Joint Ventures                                  (43,758)          70,949           21,892           141,356
                                                  ----------       ----------       ----------        ----------

Net Income                                        $  616,723       $  988,687       $1,575,026        $1,945,829
                                                  ==========       ==========       ==========        ==========

Allocation of Net Income:
  General partners                                $    6,167       $    9,887       $   15,750        $   19,458
  Limited partners                                   610,556          978,800        1,559,276         1,926,371
                                                  ----------       ----------       ----------        ----------

                                                  $  616,723       $  988,687       $1,575,026        $1,945,829
                                                  ==========       ==========       ==========        ==========

Net Income Per Limited
  Partner Unit                                    $     0.14       $     0.22       $     0.35        $     0.43
                                                  ==========       ==========       ==========        ==========

Weighted Average Number
  of Limited Partner
  Units Outstanding                                4,500,000        4,500,000        4,500,000         4,500,000
                                                  ==========       ==========       ==========        ==========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                  Six Months Ended              Year Ended
                                      June 30,                 December 31,
                                        1998                       1997
                                  ----------------             --------

General partners:
  Beginning balance                 $   192,411                 $   152,889
  Net income                             15,750                      39,522
                                    -----------                 -----------
                                        208,161                     192,411
                                    -----------                 -----------

Limited partners:
  Beginning balance                  40,224,901                  40,137,217
  Net income                          1,559,276                   3,912,692
  Distributions ($0.43 and $0.85
    per limited partner unit,
    respectively)                    (1,912,504)                 (3,825,008)
                                    -----------                 -----------
                                     39,871,673                  40,224,901
                                    -----------                 -----------

Total partners' capital             $40,079,834                 $40,417,312
                                    ===========                 ===========



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                       Six Months Ended
                                                           June 30,
                                                   1998            1997
                                               -----------      ------------

Increase (Decrease) in Cash and Cash
  Equivalents:

    Net Cash Provided by Operating
      Activities                               $ 2,183,206      $ 1,931,238
                                               -----------      -----------

    Cash Flows From Investing
      Activities:
        Additions to land and buildings
          on operating leases                           -           (55,000)
        Collections on loan to tenant
          of joint venture                              -             4,171
        Payment of lease costs                      (3,500)         (24,052)
                                               -----------      -----------
            Net cash used in investing
              activities                            (3,500)         (74,881)
                                               -----------      -----------

    Cash Flows From Financing
      Activities:
        Distributions to limited
          partners                              (1,912,504)      (1,912,504)
                                               -----------      -----------
            Net cash used in
              financing activities              (1,912,504)      (1,912,504)
                                               -----------      -----------

Net Increase (Decrease) in Cash
  and Cash Equivalents                             267,202          (56,147)

Cash and Cash Equivalents at
  Beginning of Period                            1,706,415        1,800,601
                                               -----------      -----------

Cash and Cash Equivalents at End of
  Period                                       $ 1,973,617      $ 1,744,454
                                               ===========      ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

    Distributions declared and unpaid
      at end of period                         $   956,252      $   956,252
                                               ===========      ===========


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the six months ended June 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1997.

         The general partners are in the process of analyzing the effects of the consensus reached by the Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1998, the Partnership owned 48 Properties, including interests in four Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,183,206 and $1,931,238 for the six months ended June 30, 1998 and 1997, respectively. The increase in cash from operations for the six months ended June 30, 1998, as compared to the six months ended June 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1998, the Partnership had $1,973,617 invested in such short-term investments, as compared to $1,706,415 at December 31, 1997. The increase in cash and cash equivalents for the six months ended June 30, 1998, is primarily attributable to an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The funds remaining at June 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership increased to $1,126,790 at June 30, 1998, from $1,013,678 at December 31, 1997, primarily as the result of an increase in rents paid in advance at June 30, 1998, as compared to December 31, 1997. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 1998 and 1997 ($956,252 for each of the quarters ended June 30, 1998 and 1997). This represents distributions for each applicable six months of $0.43 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1998 and 1997. No amounts distributed to the limited partners for the six months ended June 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

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

Results of Operations

         During the six months ended June 30, 1998 and 1997, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $1,858,822 and $2,029,895, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $824,602 and $1,015,133 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to the fact that in June 1998, the tenant of the Properties in Monroe, Statesville and Morganton, North Carolina filed for bankruptcy and rejected the leases relating to these Properties. As a result, during the quarter and six months ended June 30, 1998, the Partnership wrote off approximately $224,900 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The Partnership also established an allowance for doubtful accounts during the quarter and six months ended June 30, 1998, of approximately $19,100 for rental and earned income due from this tenant due to the fact that collection of such amounts is questionable. The general partners are currently seeking either replacement tenants or purchasers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until replacement tenants or purchasers for these Properties are located.

         The decrease in rental and earned income during the quarter and six months ended June 30, 1998 was partially offset by an increase in rental and earned income of approximately $77,500 as a result of the Partnership entering into a new lease with a new tenant for the Property in Tempe, Arizona, for which rental payments commenced in July 1997. No rental and earned income was earned during the quarter and six months ended June 30, 1997 due to the former tenant declaring bankruptcy in July 1996.

         For the six months ended June 30, 1998 and 1997, the Partnership also earned $13,717 and $25,963, respectively, in contingent rental income, $6,295 and $20,546 of which was earned during the quarters ended June 30, 1998 and 1997, respectively. The decrease in contingent rental income during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1997, is primarily attributable to a decrease in gross sales of certain restaurant properties whose leases require the payment of contingent rental income.

         For the six months ended June 30, 1998 and 1997, the Partnership owned and leased four Properties indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 1998 and 1997, the Partnership earned $21,892 and $141,356, respectively, attributable to net income earned by these joint ventures, including a loss of $43,758 and income of $70,949 during the quarters ended June 30, 1998 and 1997, respectively. The decrease in net income is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 31.13% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $50,800 and $65,900 during the quarter and six months ended June 30, 1998, respectively, in accordance with its collection policy. No such allowance was established during the quarter and six months ended June 30, 1997. In addition, during the quarter and six months ended June 30, 1998, the joint venture established an allowance for loss on land and net investment in the direct financing lease for its Property in Kingsville, Texas of approximately $316,000. The allowance represents the difference between the Property's carrying value at June 30, 1998 and the estimated net realizable value of the Property. Kingsville Real Estate Joint Venture is currently seeking either a replacement tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $364,087 and $292,359 for the six months ended June 30, 1998 and 1997, respectively, of which $199,846 and $138,118 were incurred for the quarters ended June 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1998 is primarily attributable to the fact that the Partnership recorded bad debt expense for past due principal and interest amounts relating to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture in accordance with its collection policy. The general partners are in the process of negotiating an arrangement to collect past due amounts and will recognize any such amounts as income if collected.

         The general partners are in the process of analyzing the effects of the consensus reached by the "Financial Accounting Standards Board in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods," issued in May 1998. The general partners do not expect that the conclusions reached in this consensus will have a material effect on the Partnership's financial position or results of operations.

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

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Inapplicable.

Item 5.           Other Information.  Inapplicable.

Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits - None.

                  (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 13th day of August, 1998.


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