Form 10-Q
period 1998-09-30
CNL INCOME FUND XII LTD
filed 1998-11-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


             (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
             -------------------------------------------------------


                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
              ----------------------------------------------------


                             Commission file number
                                     0-21558
                          ----------------------------


                            CNL Income Fund XII, Ltd.
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Florida                             59-3078856
        (State of other jurisdiction               (I.R.S. Employer
     of incorporation or organization)            Identification No.)


            400 E. South Street
              Orlando, Florida                           32801
  (Address of principal executive offices)            (Zip Code)


        Registrant's telephone number
        (including area code)                        (407) 650-1000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                    CONTENTS




Part I                                                           Page

    Item 1.  Financial Statements:

       Condensed Balance Sheets                                  1

       Condensed Statements of Income                            2

       Condensed Statements of Partners' Capital                 3

       Condensed Statements of Cash Flows                        4

       Notes to Condensed Financial Statements                   5-6

    Item 2.  Management's Discussion and Analysis
                  of Financial Condition and
                  Results of Operations                          7-11


Part II

    Other Information                                            12

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1998                    1997
                                                                            -----------------       ------------------
                        ASSETS

Land and buildings on operating leases, less
    accumulated depreciation of $1,711,620
    and $1,460,887                                                               $21,589,219             $20,820,279
Net investment in direct financing leases                                         12,503,960              13,656,265
Investment in joint ventures                                                       2,532,807               2,517,421
Cash and cash equivalents                                                          1,785,128               1,706,415
Receivables, less allowance for doubtful
    accounts of $225,482 and $7,482                                                      346                 202,472
Prepaid expenses                                                                      12,177                   7,216
Lease costs, less accumulated amortization
    of $2,759 and $1,307                                                              26,794                  24,746
Accrued rental income, less allowance for
    doubtful accounts of $5,182 in 1998                                            2,475,477               2,496,176
                                                                            -----------------       -----------------

                                                                                 $40,925,908             $41,430,990
                                                                            =================       =================


                    LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                             $         8,312          $       10,558
Accrued and escrowed real estate
    taxes payable                                                                     50,296                   3,244
Distributions payable                                                                956,252                 956,252
Due to related parties                                                                 6,222                   6,887
Rents paid in advance and deposits                                                    34,800                  36,737
                                                                            -----------------       -----------------
       Total liabilities                                                           1,055,882               1,013,678

Partners' capital                                                                 39,870,026              40,417,312
                                                                            -----------------       -----------------

                                                                                 $40,925,908             $41,430,990
                                                                            =================       =================


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                        1998              1997             1998             1997
                                                     -----------       -----------      ------------     ------------
Revenues:
    Rental income from operating leases              $                 $  621,234        $1,877,428       $1,829,206
                                                        592,290
    Adjustments to accrued rental income                     --                --          (224,867 )             --
    Earned income from direct financing
       leases                                           371,635           409,932         1,170,186        1,231,855
    Contingent rental income                              6,038            11,036            19,755           36,999
    Interest and other income                             7,031            18,420            51,713           59,394
                                                     -----------       -----------      ------------     ------------
                                                        976,994         1,060,622         2,894,215        3,157,454
                                                     -----------       -----------      ------------     ------------
Expenses:
    General operating and
       administrative                                    46,999            38,390           113,005          119,166
    Professional services                                 6,630             6,837            19,616           18,999
    Bad debt expense                                    104,323                --           188,990               --
    Management fees to related parties                   10,320            10,041            31,871           30,005
    Real estate taxes                                    33,877               542            35,029            1,952
    State and other taxes                                    --                --            17,653           18,496
    Depreciation and amortization                        92,113            80,459           252,185          240,010
                                                     -----------       -----------      ------------     ------------
                                                        294,262           136,269           658,349          428,628
                                                     -----------       -----------      ------------     ------------

Income Before Equity in Earnings
    of Joint Ventures                                   682,732           924,353         2,235,866        2,728,826

Equity in Earnings of Joint Ventures                     63,712            71,230            85,604          212,586
                                                     -----------       -----------      ------------     ------------

Net Income                                           $  746,444        $  995,583        $2,321,470       $2,941,412
                                                     ===========       ===========      ============     ============

Allocation of Net Income:
    General partners                                 $    7,465        $    9,956        $   23,215       $   29,414
    Limited partners                                    738,979           985,627         2,298,255        2,911,998
                                                     -----------       -----------      ------------     ------------

                                                     $  746,444        $  995,583        $2,321,470       $2,941,412
                                                     ===========       ===========      ============     ============

Net Income Per Limited Partner Unit                  $     0.16        $     0.22        $     0.51       $      0.65
                                                     ===========       ===========      ============     ============

Weighted Average Number of Limited
    Partner Units Outstanding                         4,500,000         4,500,000         4,500,000        4,500,000
                                                     ===========       ===========      ============     ============







                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL



                                                                   Nine Months Ended              Year Ended
                                                                     September 30,               December 31,
                                                                         1998                        1997
                                                              ----------------------------     ------------------
  General partners:
      Beginning balance                                              $     192,411               $     152,889
      Net income                                                            23,215                      39,522
                                                                   ----------------             ---------------
                                                                           215,626                     192,411
                                                                   ----------------             ---------------
  Limited partners:
      Beginning balance                                                 40,224,901                  40,137,217
      Net income                                                         2,298,255                   3,912,692
      Distributions ($0.64 and
         $0.85 per limited partner
         unit, respectively)                                            (2,868,756 )                (3,825,008 )
                                                                   ----------------             ---------------
                                                                        39,654,400                  40,224,901
                                                                   ----------------             ---------------

  Total partners' capital                                              $39,870,026                 $40,417,312
                                                                   ================             ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                          1998                    1997
                                                                     ---------------          --------------
Increase (Decrease) in Cash and Cash Equivalents:

      Net Cash Provided by Operating Activities                        $  3,066,225            $  2,955,295
                                                                    ----------------         ---------------

      Cash Flows from Investing Activities:
         Additions to land and buildings on
             operating leases                                                    --                 (55,000 )
         Investment in joint ventures                                      (115,256 )                    --
         Collections on loan to tenant of joint
             venture                                                             --                   4,886
         Payment of lease costs                                              (3,500 )               (24,052 )
                                                                    ----------------         ---------------
                Net cash used in investing activities                      (118,756 )               (74,166 )
                                                                    ----------------         ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                               (2,868,756 )            (2,868,756 )
                                                                    ----------------         ---------------
                Net cash used in financing
                   activities                                            (2,868,456 )            (2,868,756 )
                                                                    ----------------         ---------------

Net Increase in Cash and Cash Equivalents                                    78,713                  12,373

Cash and Cash Equivalents at Beginning
   of Period                                                              1,706,415               1,800,601
                                                                    ----------------         ---------------

Cash and Cash Equivalents at End of Period                             $  1,785,128            $  1,812,974
                                                                    ================         ===============

Supplemental Schedule of Non-Cash Investing and Financing Activities:

      Net investment in direct financing
         leases reclassified to land and
         buildings on operating leases as
         a result of lease termination                                 $  1,019,673            $         --
                                                                    ================         ===============

      Distributions declared and unpaid at end of
         period                                                       $     956,252           $     956,252
                                                                    ================         ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine months Ended September 30, 1998 and 1997


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the nine months ended September 30, 1998, may not be indicative of the results that may be expected for the year ending December 31, 1998. Amounts as of December 31, 1997, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1997.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

2.        Net Investment in Direct Financing Leases:

         During the nine months ended September 30, 1998, three of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards #13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing leases was recorded for financial reporting purposes.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
           Quarters and Nine months Ended September 30, 1998 and 1997


3.        Investment in Joint Ventures:

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of September 30, 1998, the Partnership had contributed $115,256, to purchase land and pay construction costs relating to the joint venture. The Partnership has agreed to contribute approximately $156,763 in additional construction costs to the joint venture. The Partnership will have an approximate 28 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with affiliates.

         Des Moines Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture and Columbus Joint Venture, each own and lease one property to an operator of national fast-food and family-style restaurants. The following presents the combined, condensed financial information for the joint ventures at:

                                                                          September 30,           December 31,
                                                                              1998                    1997
                                                                        ------------------      -----------------
                   Land and buildings on operating
                       leases, less accumulated
                       depreciation and allowance for
                       loss on land                                          $2,127,389              $1,768,636
                   Net investment in direct financing
                       leases, less allowance on
                       impairment                                             2,227,673               2,446,688
                   Cash                                                          10,846                   6,893
                   Receivables                                                   21,639                  13,843
                   Accrued rental income                                        156,934                 157,252
                   Other assets                                                     284                     443
                   Liabilities                                                   94,941                   7,673
                   Partners' capital                                          4,449,824               4,386,082
                   Revenues                                                     287,596                 481,085
                   Net income (loss)                                            (57,592 )               446,047

         The Partnership recognized income totaling $85,604 and $212,586 for the nine months ended September 30, 1998 and 1997, respectively, from these properties, $63,712 and $71,230 of which was earned for the quarters ended September 30, 1998 and 1997, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are triple-net leases, with the lessees generally responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1998, the Partnership owned 49 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 1998 and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $3,066,225 and $2,955,295 for the nine months ended September 30, 1998 and 1997, respectively. The increase in cash from operations for the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1997, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 1998.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant Property. As of September 30, 1998, the Partnership had contributed $115,256 to purchase land and pay for construction costs relating to the joint venture. When construction is completed, the Partnership will have an approximate 28 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 1998, the Partnership had $1,785,128 invested in such short-term investments, as compared to $1,706,415 at December 31, 1997. The funds remaining at September 30, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         Total liabilities of the Partnership increased to $1,055,882 at September 30, 1998, from $1,013,678 at December 31, 1997, primarily as the result of the Partnership accruing real estate taxes in connection with certain Long John Silver's Properties, as described below in "Results of Operations." The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 1998 and 1997 ($956,252 for each of the quarters ended September 30, 1998 and 1997). This represents distributions for each applicable nine months of $0.64 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 1998 and 1997. No amounts distributed to the limited partners for the nine months ended September 30, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The general partners have been informed by CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, that it intends to significantly increase its asset base by proposing to acquire affiliates of the general partners which have similar restaurant property portfolios, including the Partnership. APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Accordingly, the general partners anticipate that APF will make an offer to acquire the Partnership in exchange for securities of APF. The general partners have recently retained financial and legal advisors to assist them in evaluating and negotiating any offer that may be proposed by APF. However, at this time, APF has made no such offer. In the event that an offer is made, the general partners will evaluate it and if the general partners believe that the offer is worth pursuing, the general partners will promptly inform the limited partners. Any agreement to sell the Partnership would be subject to the approval of the limited partners in accordance with the terms of the partnership agreement.

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

Results of Operations

         During the nine months ended September 30, 1998 and 1997, the Partnership owned and leased 44 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $2,822,747 and $3,061,061, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $963,925 and $1,031,166 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to the fact that in June 1998, the

Partnership discontinued receiving rental income from the tenant, Long John Silver's, Inc., which filed for bankruptcy and rejected the leases relating to these Properties. In addition, during the nine months ended September 30, 1998, the Partnership wrote off approximately $224,900 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). The general partners are currently seeking either new tenants or buyers for these Properties. The Partnership will not recognize any rental and earned income from these Properties until new tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 1998 was partially offset by an increase in rental and earned income of approximately $87,700 as a result of the Partnership entering into a new lease with a new tenant for the Property in Tempe, Arizona, for which rental payments commenced in July 1997.

         For the nine months ended September 30, 1998 and 1997, the Partnership also earned $19,755 and $36,999, respectively, in contingent rental income, $6,038 and $11,036 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1997, is primarily attributable to a decrease in gross sales of certain restaurant properties whose leases require the payment of contingent rental income.

         For the nine months ended September 30, 1997, the Partnership owned and leased four Properties, and for the nine months ended September 30, 1998, the Partnership owned and leased five Properties indirectly through joint venture arrangements. In connection therewith, during the nine months ended September 30, 1998 and 1997, the Partnership earned $85,604 and $212,586, respectively, attributable to net income earned by these joint ventures, $63,712 and $71,230 of which was earned during the quarters ended September 30, 1998 and 1997, respectively. The decrease in net income is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 31.13% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $21,900 and $87,800 during the quarter and nine months ended September 30, 1998, respectively, in accordance with its collection policy. No such allowance was established during the quarter and nine months ended September 30, 1997. In addition, during the nine months ended September 30, 1998, the joint venture established an allowance for loss on land and net investment in the direct financing lease for its Property in Kingsville, Texas of approximately $316,000. The allowance represents the difference between the Property's carrying value at September 30, 1998 and the estimated net realizable value of the Property. Kingsville Real Estate Joint Venture is currently seeking either a new tenant or purchaser for this Property.

         Operating expenses, including depreciation and amortization expense, were $658,349 and $428,628 for the nine months ended September 30, 1998 and 1997, respectively, of which $294,262 and $136,269 were incurred for the quarters ended September 30, 1998 and 1997, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 1998 is primarily attributable to the fact that the Partnership recorded bad debt expense for past due principal and interest amounts relating to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant is experiencing. The general partners are in the process of negotiating an arrangement to collect past due amounts and will recognize any such amounts as income if collected.

         In addition, the increase in operating expenses during the quarter and nine months ended September 30, 1998, is partially attributable to the fact that the Partnership accrued insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three Properties in June 1998. The increase in operating expenses during the quarter and nine months ended September 30, 1998, is partially attributable to an increase in depreciation expense due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to these Properties until new tenants or buyers are located. The Partnership is currently seeking either new tenants or buyers for these Properties.

         In May 1998, the Financial Accounting Standards Board reached a consensus in EITF 98-9, entitled "Accounting for Contingent Rent in the Interim Financial Periods." Adoption of this consensus did not have a material effect on the Partnership's financial position or results of operations.

         The Year 2000 problem is the result of information technology systems and embedded systems (products which are made with microprocessor (computer) chips such as HVAC systems, physical security systems and elevators) using a two-digit format, as opposed to four digits, to indicate the year. Such information technology and embedded systems may be unable to properly recognize and process date-sensitive information beginning January 1, 2000.

         The Partnership does not have any information technology systems. Affiliates of the general partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's properties is the responsibility of the tenants of the properties in accordance with the terms of the Partnership's leases. The general partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the general partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the general partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the general partners and affiliates have requested and are evaluating documentation from the suppliers of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The costs expected to be incurred by the general partners and affiliates to become Year 2000 compliant will be incurred by the general partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

         The Partnership has material third party relationships with its tenants, financial institutions and transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. If any of these third parties are unable to meet their obligations to the Partnership because of the Year 2000 deficiencies, such a failure may have a material impact on the Partnership. Accordingly, the general partners have requested and are evaluating documentation from the Partnership's tenants, financial institutions, and transfer agent relating to their Year 2000 compliance plans. At this time, the general partners have not yet received sufficient certifications to be assured that the tenants, financial institutions, and transfer agent have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. Therefore, the general partners do not, at this time, know of the potential costs to the Partnership of any adverse impact or effect of any Year 2000 deficiencies by these third parties.

         The general partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the general partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the general partners and affiliates are still evaluating the status of the systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the general partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. As the general partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the general partners will develop appropriate contingency plans.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

                      Inapplicable.

Item 5.          Other Information.  Inapplicable.

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)  Exhibits - None.

                 (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  DATED this 10th day of November, 1998.


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