Form 10-K405
period 1998-12-31
CNL INCOME FUND XII LTD
filed 1999-03-31
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K

(Mark One)

 [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

       Registrant's telephone number, including area code: (407) 650-1000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Aggregate market value of the voting stock held by nonaffiliates of the registrant: The registrant registered an offering of 4,500,000 units of limited partnership interest (the "Units") on Form S-11 under the Securities Act of 1933, as amended. Since no established market for such Units exists, there is no market value for such Units. Each Unit was originally sold at $10 per Unit.

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture (as described in Note 6 to the financial statements in Item 8 of this report) and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas and reinvested the sales proceeds, along with additional funds, in Middleburg Joint Venture. During the year ended December 31, 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. In addition, during 1998, the Partnership sold the Property in Monroe, North Carolina. As a result of the above transactions, the Partnership currently owns 48 Properties, including interests in five Properties owned by joint ventures in which the Partnership is co-venturer. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. See Item 8. Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

         In the event that the Limited Partners vote against the Merger, the Partnership will hold its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners will consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 14 to 20 years (the average being 19 years), and expire between 2007 and 2018. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $213,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         In June 1998, a tenant, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of its eight leases and ceased making rental payments to the Partnership under these rejected leases. In December 1998, the Partnership sold one of the vacant Properties and intends to reinvest the net sales proceeds from the sale of this Property in an additional Property. The Partnership will not recognize rental and earned income from the two remaining vacant Properties until new tenants for these Properties are located or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. As of March 11, 1999, the Partnership has received rental payments on the five leases that were not rejected. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or purchasers for the two remaining vacant Properties.

         During 1994, the leases relating to the Properties in Columbus, Georgia, and Amherst, Ohio were amended to provide for the payment of reduced annual base rent with no scheduled rent increases. However, the lease amendments provided for lower percentage rent breakpoints, as compared to the original lease agreements, a change that was designed to result in higher percentage rent payments at any time that percentage rent became payable. In accordance with a provision in the amendments, as a result of the former tenant assigning the leases to a new tenant during 1998, the rents under the assigned leases reverted back to those required under the original lease agreements.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above in the first two paragraphs of this section.

         During 1998, the tenant of the Property in Kingsville Real Estate Joint Venture experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant. The lease terms are substantially the same as the Partnership's other leases as described above.

Major Tenants

         During 1998, four lessees (or groups of affiliated lessees) of the Partnership, (i) Long John Silver's, Inc., (ii) Denny's, Inc. and Quincy's, Inc. (which are affiliated entities under common control of Advantica Restaurant Group, Inc.) (hereinafter referred to as "Advantica Restaurant Group, Inc."),
(iii) Foodmaker, Inc., and (iv) Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from five Properties owned by joint ventures). As of December 31, 1998, Long John Silver's, Inc. was the lessee under leases relating to five restaurants, (excluding the three leases rejected by this tenant, as described above), Foodmaker, Inc. was the lessee under leases relating to ten restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to four restaurants, and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. During 1998, Long John Silver's, Inc. filed for bankruptcy. It is anticipated that based on the minimum rental payments required by the leases, Advantica Restaurant Group, Inc., Foodmaker, Inc., and Flagstar Enterprises, Inc., each will continue to contribute more than ten percent of the Partnership's total rental income in 1999. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1998 (including the Partnership's share of rental income from five Properties owned by joint ventures). In 1999, it is anticipated that Jack in the Box, Denny's, and Hardee's each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 1998, Foodmaker, Inc. leased Properties with an aggregate carrying value, excluding acquisition fees and certain acquisition expenses, in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

         As of December 31, 1997, the Partnership had entered into four separate joint venture arrangements, Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Middleburg Joint Venture, and Kingsville Real Estate Joint Venture, with affiliates of the General Partners to hold four Properties. In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners to construct and hold one restaurant Property.

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

         Net cash flow from operations of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, and Columbus Joint Venture is distributed 59.05%, 18.61%, 31.13%, 87.54%, and 27.72%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

Certain Management Services

         CNL Fund Advisors, Inc., an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL Fund Advisors, Inc. is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. CNL Fund Advisors, Inc. also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay CNL Fund Advisors, Inc. an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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


Item 2.  Properties

         As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 48 Properties, located in 15 states. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

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

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business - Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $74,300 (ranging from approximately $54,900 to $93,300).

         Long John Silver's, Inc. leases five Long John Silver's restaurants. The initial term of each lease is 20 years (expiring in 2013) and the average minimum base annual rent is approximately $78,000 (ranging from approximately $68,900 to $86,800).

         Advantica Restaurant Group, Inc. leases three Denny's restaurants and one Quincy's restaurant. The initial term of each lease is 20 years (expiring in
2012) and the average minimum base annual rent is approximately $111,600 (ranging from approximately $76,800 to $144,200).

         Foodmaker, Inc. leases ten Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $107,600 (ranging from approximately $83,500 to $135,300).

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


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         As of March 11, 1999, there were 3,453 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. Limited Partners who wish to sell their Units may offer the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wish to have their distributions used to acquire additional Units (to the extent Units are available for purchase), may do so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 1998, the price paid for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1998 and 1997 other than pursuant to the Plan, net of commissions.

                                                1998 (1)                                 1997 (1)
                                   ------------------------------------      ----------------------------------
                                     High         Low         Average         High         Low        Average
                                   ---------     -------     ----------      --------    --------    ----------
         First Quarter               $10.00       $5.79          $8.60         $9.50       $9.00         $9.30
         Second Quarter               10.00        8.17           9.04          9.51        8.00          9.13
         Third Quarter                 9.50        8.15           9.31           (2)         (2)           (2)
         Fourth Quarter                8.91        8.65           8.78          7.51        7.51          7.51

 (1)     A total of 31,077 and 14,443 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  1998  and  1997,
         respectively.

 (2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31, 1998 and 1997, the Partnership declared cash distributions of $3,960,008 and $3,825,008, respectively, to the Limited Partners. During the quarter ended December 31, 1998, the Partnership declared a special distribution to the Limited Partners of $135,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1998 and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                Quarter Ended                    1998              1997
                -----------------------      -------------     -------------
                March 31                        $ 956,252         $ 956,252
                June 30                           956,252           956,252
                September 30                      956,252           956,252
                December 31                     1,091,252           956,252


         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

Item 6.  Selected Financial Data


                                           1998            1997             1996             1995             1994
                                       -------------- ---------------- ---------------  ---------------- ---------------
Year ended December 31:
     Revenues (1)                        $ 4,051,192     $ 4,522,216      $ 4,553,058      $  4,570,571     $ 4,548,580
     Net income (2)                        2,933,537       3,952,214        3,943,043         4,014,372       4,027,834
     Cash distributions
         declared (3)                      3,960,008       3,825,008        3,825,008         3,870,007       3,825,006
     Net income per Unit (2)                    0.65            0.87             0.87              0.88            0.89
     Cash distributions declared
         per Unit (3)                           0.88            0.85             0.85              0.86            0.85

At December 31:
     Total assets                        $40,634,898     $41,430,990     $ 41,343,138      $ 41,229,132    $ 41,127,173
     Partners' capital                    39,390,841      40,417,312       40,290,106        40,172,071      40,027,706

 (1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenant of certain Properties filing for bankruptcy.

 (2) Net income for the years ended December 31, 1998 and 1996, includes $104,374 and $15,355, respectively, from a loss on sale of land and building. Net income for the year ended December 31, 1998, includes $206,535 for a provision for loss on building.

 (3) Distributions for the years ended December 31, 1998 and 1995, include a special distribution to the Limited Partners of $135,000 and $45,000, respectively, which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7.   Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1998, the Partnership owned 48 Properties, either directly or through joint venture arrangements.

Liquidity and Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 1998, 1997, and 1996, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $4,116,780, $3,806,988, and $3,951,689 for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in cash from operations during 1998, as compared to 1997, is primarily a result of changes in the Partnership's working capital, and the decrease in cash from operations during 1997, as compared to 1996, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital during each of the respective years.

         Other sources and uses of capital included the following during the years ended December 31, 1998, 1997 and 1996.

         In April 1996, the Partnership sold its Property in Houston, Texas to an unrelated third party for $1,640,000. As a result of this transaction, the Partnership recognized a loss of $15,355 for financial reporting purposes primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to this Property. In May 1996, the Partnership reinvested the sales proceeds from this sale, along with additional funds, in Middleburg Joint Venture. The Partnership has an 87.54% interest in the profits and losses of Middleburg Joint Venture and the remaining interest in this joint venture is held by an affiliate of the Partnership which has the same General Partners.

         In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs which were completed in May 1997.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant Property. As of December 31, 1998, the Partnership had contributed approximately $115,000 to purchase land and pay for construction costs relating to the joint venture and owned a 27.72% interest in the profits and losses of this joint venture. When funding is completed, the Partnership expects to have an approximate 28 percent interest in the profits and losses of the joint venture.

         In December 1998, the Partnership sold its Property in Monroe, North Carolina, to an unrelated third party, and received net sales proceeds of $483,549. As a result of this transaction, the Partnership recognized a loss of $104,374 for financial reporting purposes. The Partnership intends to reinvest these net sales proceeds in an additional Property.

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

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $2,362,980 invested in such short-term investments as compared to $1,706,415 at December 31, 1997. The increase in cash and cash equivalents during 1998, is primarily due to the receipt of $483,549 in net sales proceeds from the 1998 sale of the Property in Monroe, North Carolina. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

         During 1998, 1997, and 1996, affiliates of the General Partners incurred on behalf of the Partnership $130,847, $97,078, and $118,929, respectively, for certain operating expenses. As of December 31, 1998 and 1997, the Partnership owed $24,025 and $6,887, respectively, to affiliates for such amounts and accounting and administrative services. As of March 11, 1999, the Partnership had reimbursed the affiliates all such amounts. Other liabilities including distributions payable increased to $1,220,032 at December 31, 1998, from $1,006,791 at December 31, 1997, primarily as the result of the Partnership's accruing a special distribution of accumulated, excess operating reserves payable to the Limited Partners of $135,000 at December 31, 1998. The increase was also partially a result of an increase in rents paid in advance at December 31, 1998. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,960,008 for the year ended December 31, 1998, and $3,825,008 for each of the years ended December 31, 1997 and 1996. This represents a distribution of $0.88 per Unit for the year ended December 31, 1998, and $0.85 per Unit for each of the years ended December 31, 1997 and 1996. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1998, 1997, and 1996, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,768,496 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $46,951,127 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Results of Operations

         During the years ended December 31, 1996, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996). During 1998 and 1997, the Partnership owned and leased 44 wholly owned Properties (including one Property in Monroe, North Carolina, which was sold in December 1998). During 1996 and 1997, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property, and during 1998, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property. As of December 31, 1998, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $213,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $3,862,390, $4,102,842, and $4,165,640, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. Rental and earned income decreased approximately $136,300 during 1998, as compared to 1997, primarily due to the fact that in June 1998, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of its eight leases. As a result, the tenant ceased making rental payments on the three rejected leases. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the five leases not rejected by the tenant. In conjunction with the three rejected leases, during 1998, the Partnership wrote off approximately $224,900 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). In December 1998, the Partnership sold one of the vacant Properties, as described above in "Liquidity and Capital Resources," and intends to reinvest the net sales proceeds from the sale of this Property in an additional Property. The Partnership will not recognize any rental and earned income from these two vacant Properties until new tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or buyers for the two remaining, vacant Properties.

         The decrease in rental and earned income during 1997, as compared to 1996, is primarily attributable to a decrease of approximately $51,800 during the year ended December 31, 1997 as a result of the sale of the Property in Houston, Texas, in April 1996, as discussed above in "Liquidity and Capital Resources."

         In addition, rental and earned income also decreased approximately $23,500 during 1997 as a result of the fact that the tenant of the Property in Tempe, Arizona, declared bankruptcy and ceased operations of the restaurant business located on the Property in June 1996. As a result of the termination of this lease, during the year ended December 31, 1996, the Partnership reclassified this lease from a direct financing lease to an operating lease. In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona with a new tenant to operate the Property for which rental payments commenced in July 1997. The decrease in rental and earned income during 1997, as compared to 1996, was partially offset by an increase in rental income earned from the new tenant during 1997.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $23,433, $54,330, and $67,652, respectively, in contingent rental income. The decrease in contingent rental income during 1998 and 1997, each as compared to the previous year, is primarily attributable to decreased gross sales of certain restaurant Properties requiring the payments of contingent rental income.

         In addition, for the years ended December 31, 1998, 1997, and 1996, the Partnership earned $95,142, $277,325, and $200,499, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by joint ventures during 1998, as compared to 1997, is primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 31.13% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $116,700 during 1998. The tenant of this Property experienced financial difficulties and ceased payment of rents under the terms of their lease agreement. No such allowance was established during the year ended December 31, 1997. In addition, during 1998, the joint venture established an allowance for loss on land and net investment in the direct financing lease for its Property in Kingsville, Texas of approximately $316,000. The allowance represents the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value of the Property. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant. The increase in net income earned by joint ventures during 1997, as compared to 1996, is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Liquidity and Capital Resources."

         During the year ended December 31, 1998, four of the Partnership's lessees (or group of affiliated lessees), (i) Long John Silver's, Inc., (ii) Foodmaker, Inc., (iii) Denny's Inc. and Quincy's, Inc. (which are affiliated under common control of Advantica Restaurant Group, Inc.), and (iv) Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from five Properties owned by joint ventures). As of December 31, 1998, Long John Silver's, Inc. was the lessee under leases relating to five restaurants
(excluding the three leases rejected by the tenant, as described above), Foodmaker, Inc. was the lessee under leases relating to ten restaurants, Advantica Restaurant Group, Inc. was the lessee under leases relating to four restaurants, and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, Foodmaker, Inc., Advantica Restaurant Group, Inc., and Flagstar Enterprises, Inc. each will continue to contribute more than ten percent of the Partnership's total rental income during 1999. In addition, during the year ended December 31, 1998, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from five Properties owned by joint ventures). During 1998, Long John Silver's Inc. filed for bankruptcy, as described above. In 1999, it is anticipated that Jack in the Box, Denny's, and Hardee's each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 1998, 1997, and 1996, the Partnership also earned $70,227, $87,719, and $119,267, respectively, in interest and other income. The decrease in interest and other income during 1998, as compared to 1997, is primarily a result of the Partnership establishing an allowance for doubtful accounts during 1998, of approximately $17,300 for past due accrued interest income amounts that relate to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant is experiencing. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and in conjunction therewith, the General Partners agreed to cease collection efforts on the past due amounts. The decrease in interest and other income during 1997, as compared to 1996, is primarily attributable to the Partnership granting certain easement rights during 1996, to the owner of the Property adjacent to the Partnership's Property in Black Mountain, North Carolina, in exchange for $25,000. In addition, the decrease in interest and other income during 1997, as compared to 1996, is offset by an increase attributable to the Partnership recognizing approximately $7,900 in other income due to the fact that the former tenant of the Property in Tempe, Arizona, paid past due real estate taxes relating to the Property and the Partnership reversed such amounts during 1997 that it had previously accrued as payable during 1996.

         Operating expenses, including depreciation and amortization expense, were $806,746, $570,002, and $594,660, for the years ended December 31, 1998,
1997, and 1996, respectively. The increase in operating expenses during 1998, as compared to 1997, is primarily attributable to the fact that the Partnership recorded bad debt expense for past due principal and interest amounts relating to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant is experiencing. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and the General Partners ceased collection efforts on the past due amounts.

         In addition, the increase in operating expenses during 1998, is partially attributable to the fact that the Partnership accrued insurance and real estate tax expenses as a result of Long John Silver's, Inc. filing for bankruptcy and rejecting the leases relating to three of its eight leased Properties in June 1998, as described above. In addition, the increase in operating expenses during 1998, is partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In December 1998, the Partnership sold one of the vacant Properties and intends to reinvest the net sales proceeds it received from the sale of this Property in an additional Property. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to the two remaining, vacant Properties until new tenants or buyers are located. The Partnership is currently seeking either new tenants or purchasers for these two Properties.

         In addition, the increase in operating expenses during 1998, is partially a result of the Partnership incurring $24,282 in transaction costs relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the Limited Partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the General Partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         The decrease in operating expenses during 1997, as compared to 1996, is partially attributable to the fact that during 1996, the Partnership recorded current and past due real estate taxes relating to the Property in Tempe, Arizona, due to financial difficulties the tenant was experiencing. As described above, the amounts accrued during 1996 were reversed and recorded as other income during 1997. No real estate taxes were recorded during 1997 relating to the Property in Tempe, Arizona, due to the fact that the new tenant is responsible for the real estate taxes under the terms of the new lease.

         In addition, the decrease in operating expenses during 1997, as compared to 1996, is partially attributable to a decrease in accounting and administrative expenses associated with operating the Partnership and its Properties. In addition, the decrease in operating expenses during 1997, is partially attributable to the Partnership incurring certain expenses, such as insurance and legal fees during 1996, due to the former tenant of the Property in Tempe, Arizona declaring bankruptcy during 1996.

         As a result of the sales of the Properties in Monroe, North Carolina and Houston, Texas, as described above in "Liquidity and Capital Resources," the Partnership recognized losses of $104,374 and $15,355 for financial reporting purposes for the years ended December 31, 1998 and 1996, respectively. No Properties were sold during 1997.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on building in the amount of $206,535 for financial reporting purposes relating to the Long John Silver's Property in Morganton, North Carolina. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement, as described above. The allowance represents the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for this Property.

         The Partnership's leases as of December 31, 1998, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Year 2000

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

         The Partnership currently does not have any information technology systems. Affiliates of the General Partners provide all services requiring the use of information technology systems pursuant to a management agreement with the Partnership. The maintenance of embedded systems, if any, at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases. The General Partners and affiliates have established a team dedicated to reviewing the internal information technology systems used in the operation of the Partnership, and the information technology and embedded systems and the Year 2000 compliance plans of the Partnership's tenants, significant suppliers, financial institutions and transfer agent.

         The information technology infrastructure of the affiliates of the General Partners consists of a network of personal computers and servers that were obtained from major suppliers. The affiliates utilize various administrative and financial software applications on that infrastructure to perform the business functions of the Partnership. The inability of the General Partners and affiliates to identify and timely correct material Year 2000 deficiencies in the software and/or infrastructure could result in an interruption in, or failure of, certain of the Partnership's business activities or operations. Accordingly, the General Partners and affiliates have requested and are evaluating documentation from the suppliers of the software and infrastructure of the affiliates regarding the Year 2000 compliance of their products that are used in the business activities or operations of the Partnership. The General Partners and affiliates have not yet received sufficient certifications to be assured that the suppliers have fully considered and mitigated any potential material impact of the Year 2000 deficiencies. The costs expected to be incurred by the General Partners and affiliates to become Year 2000 compliant will be incurred by the General Partners and affiliates; therefore, these costs will have no impact on the Partnership's financial position or results of operations.

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

         The General Partners currently expect that all year 2000 compliance testing and any necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership will be completed prior to June 30, 1999. Based on the progress the General Partners and affiliates have made in identifying and addressing the Partnership's Year 2000 issues and the plan and timeline to complete the compliance program, the General Partners do not foresee significant risks associated with the Partnership's Year 2000 compliance at this time. Because the General Partners and affiliates are still evaluating the status of the information technology systems used in business activities and operations of the Partnership and the systems of the third parties with which the Partnership conducts its business, the General Partners have not yet developed a comprehensive contingency plan and are unable to identify "the most reasonably likely worst case scenario" at this time. If the General Partners identify significant risks related to the Partnership's Year 2000 compliance or if the Partnership's Year 2000 compliance program's progress deviates substantially from the anticipated timeline, the General Partners will develop appropriate contingency plans.


Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.


Item 8.   Financial Statements and Supplementary Data

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS








                                                                  Page

Report of Independent Accountants

Financial Statements:

  Balance Sheets

  Statements of Income

  Statements of Partners' Capital

  Statements of Cash Flows

  Notes to Financial Statements

                        Report of Independent Accountants



To the Partners
CNL Income Fund XII, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. (a Florida limited partnership) at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






Orlando, Florida
January 27, 1999, except for Note 11 for which the date is March 11, 1999

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                            December 31,
                                                                                   1998                       1997
                                                                             ------------------         -----------------
                           ASSETS

Land and buildings on operating leases, less
    accumulated depreciation and allowance for
    loss on building                                                               $20,703,333               $20,820,279
Net investment in direct financing leases                                           12,471,978                13,656,265
Investment in joint ventures                                                         2,522,004                 2,517,421
Cash and cash equivalents                                                            2,362,980                 1,706,415
Receivables, less allowance for doubtful
    accounts of $214,633 and $7,482                                                     16,862                   202,472
Prepaid expenses                                                                         7,038                     7,216
Lease costs, less accumulated amortization of
    $3,256 and $1,307                                                                   26,297                    24,746
Accrued rental income, less allowance for
    doubtful accounts of $6,323 in 1998                                              2,524,406                 2,496,176
                                                                             ------------------         -----------------

                                                                                   $40,634,898               $41,430,990
                                                                             ==================         =================


                     LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                    $   21,195                $   10,558
Accrued and escrowed real estate taxes payable                                          10,137                     3,244
Distributions payable                                                                1,091,252                   956,252
Due to related parties                                                                  24,025                     6,887
Rents paid in advance and deposits                                                      97,448                    36,737
                                                                             ------------------         -----------------
       Total liabilities                                                             1,244,057                 1,013,678

Partners' capital                                                                   39,390,841                40,417,312
                                                                             ------------------         -----------------

                                                                                   $40,634,898               $41,430,990
                                                                             ==================         =================






                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                            Year Ended December 31,
                                                                 1998                 1997                 1996
                                                            --------------       --------------       --------------
Revenues:
    Rental income from operating leases                       $ 2,515,351          $ 2,455,312          $ 2,473,574
    Adjustments to accrued rental income                         (224,867 )                 --                   --
    Earned   income  from  direct   financing                   1,571,906            1,647,530            1,692,066
      leases
    Contingent rental income                                       23,433               54,330               67,652
    Interest and other income                                      70,227               87,719              119,267
                                                            --------------       --------------       --------------
                                                                3,956,050            4,244,891            4,352,559
                                                            --------------       --------------       --------------
Expenses:
    General operating and administrative                          148,427              162,593              173,614
    Professional services                                          32,758               28,665               39,121
    Bad debt expense                                              188,990                   --                   --
    Management fees to related parties                             41,537               40,218               40,244
    Real estate taxes                                               8,989                   --                7,891
    State and other taxes                                          17,653               18,496               18,471
    Depreciation and amortization                                 344,110              320,030              315,319
    Transaction costs                                              24,282                   --                   --
                                                            --------------       --------------       --------------
                                                                  806,746              570,002              594,660
                                                            --------------       --------------       --------------

Income Before Equity in Earnings of Joint
    Ventures, Loss on Sale of Land and
    Buildings, and Provision for Loss on
    Building                                                    3,149,304            3,674,889            3,757,899

Equity in Earnings of Joint Ventures                               95,142              277,325              200,499

Loss on Sale of Land and Buildings                               (104,374 )                 --             (15,355)

Provision for Loss on Building                                   (206,535 )                 --                   --
                                                            --------------       --------------       --------------

Net Income                                                    $ 2,933,537          $ 3,952,214          $ 3,943,043
                                                            ==============       ==============       ==============

Allocation of Net Income:
    General partners                                           $   30,894           $   39,522           $   39,533
    Limited partners                                            2,902,643            3,912,692            3,903,510
                                                            --------------       --------------       --------------

                                                              $ 2,933,537          $ 3,952,214          $ 3,943,043
                                                            ==============       ==============       ==============

Net Income Per Limited Partner Unit                             $    0.65            $    0.87            $    0.87
                                                            ==============       ==============       ==============

Weighted Average Number of
    Limited Partner Units Outstanding                           4,500,000            4,500,000            4,500,000
                                                            ==============       ==============       ==============

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 1998, 1997 and 1996

                                    General Partners                        Limited Partners
                               -------------------------  ------------------------------------------------------
                                             Accumulated                               Accumulated   Syndication
                               Contributions   Earnings  Contributions Distributions    Earnings        Costs           Total
                               ------------- ----------- ------------- -------------   ------------- --------------  ------------
Balance, December 31, 1995     $     1,000   $   112,356 $ 45,000,000  $ (10,690,019 )  $ 11,123,278  $ (5,374,544 ) $40,172,071

    Distributions to limited
       partners ($0.85 per
       limited partner unit)            --            --           --     (3,825,008 )            --            --    (3,825,008 )
    Net income                          --        39,533           --             --       3,903,510            --     3,943,043
                               ------------  ------------ ------------ --------------   ------------- -------------  ------------

Balance, December 31, 1996           1,000       151,889   45,000,000    (14,515,027 )    15,026,788    (5,374,544 )  40,290,106

    Distributions to limited
       partners ($0.85 per
       limited partner unit)            --            --           --     (3,825,008 )            --            --    (3,825,008 )
    Net income                          --        39,522           --             --       3,912,692            --     3,952,214
                               ------------  ------------ ------------ --------------   ------------- -------------  ------------

Balance, December 31, 1997           1,000       191,411   45,000,000    (18,340,035 )    18,939,480    (5,374,544 )  40,417,312

    Distributions to limited
       partners ($0.88 per
       limited partner unit)            --            --           --     (3,960,008 )            --            --    (3,960,008 )
    Net income                          --        30,894           --             --       2,902,643            --     2,933,537
                               ------------  ------------ ------------ --------------   ------------- -------------   ------------

Balance, December 31, 1998     $     1,000   $   222,305  $ 45,000,000 $ (22,300,043 )  $ 21,842,123  $ (5,374,544  ) $39,390,841
                               ============  ============ ============ ==============   ============= =============   ============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  Year Ended December 31,
                                                                      1998                 1997                  1996
                                                                 ----------------      ---------------      ---------------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                 $  4,094,016         $ 3,736,731           $  3,951,047
         Distributions from joint ventures                               205,815             256,653                190,596
         Cash paid for expenses                                         (243,316 )          (252,145  )            (278,240)
         Interest received                                                60,265              65,749                 88,286
                                                                 ----------------      ---------------      ---------------
             Net cash provided by operating
                activities                                             4,116,780           3,806,988              3,951,689
                                                                 ----------------      ---------------      ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                         483,549                  --              1,640,000
         Additions to land and buildings on                                                                              --
             operating leases                                                 --             (55,000  )
         Investment in joint ventures                                   (115,256 )                --             (1,645,024)
         Collections on loan to tenant of joint
             venture                                                          --               4,886                  7,741
         Payment of lease costs                                           (3,500 )           (26,052  )                  --
                                                                 ----------------      ---------------      ---------------
             Net cash provided by (used in)
                investing activities                                     364,793             (76,166  )               2,717
                                                                 ----------------      ---------------      ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,825,008 )        (3,825,008  )          (3,870,008)
                                                                 ----------------      ---------------      ---------------
             Net cash used in financing activities                    (3,825,008 )        (3,825,008  )          (3,870,008)
                                                                 ----------------      ---------------      ---------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                           656,565             (94,186  )              84,398

Cash and Cash Equivalents at Beginning of Year                         1,706,415           1,800,601              1,716,203
                                                                 ----------------      ---------------      ---------------

Cash and Cash Equivalents at End of Year                            $  2,362,980         $ 1,706,415           $  1,800,601
                                                                 ================      ===============      ===============



                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                                  Year Ended December 31,
                                                                    1998                   1997                1996
                                                               ---------------       ---------------    ----------------
Reconciliation of Net Income to Net Cash
   Provided by Operating Activities:

      Net income                                                  $  2,933,537         $  3,952,214        $  3,943,043
                                                               ---------------       ---------------    ----------------
      Adjustments to reconcile net income to
         net cash provided by operating
         activities:
             Bad debt expense                                          188,990                   --                  --
             Depreciation                                              342,161              317,189             313,319
             Amortization                                                1,949                2,841               2,000
             Equity in earnings of joint venture,
                net of distributions                                   110,673              (20,672 )            (9,903 )
             Loss on sale of land and buildings                        104,374                   --              15,355
             Provision for loss on building                            206,535                   --                  --
             Decrease in net investment in direct
                financing leases                                       164,614              132,771             121,597
             Decrease (increase) in receivables                         (3,380)              (4,450 )            48,671
             Decrease (increase) in prepaid expenses                       178                 (430 )            (4,862 )
             Increase in accrued rental income                         (28,230)            (533,121 )          (518,502 )
             Increase (decrease) in accounts
                payable and accrued expenses                            17,530              (10,207 )             8,745
             Increase (decrease) in due to related
                parties                                                 17,138                3,906              (4,269 )
             Increase (decrease) in rents paid in
                advance and deposits                                    60,711              (33,053 )            36,495
                                                               ---------------       ---------------    ----------------
                   Total adjustments                                 1,183,243             (145,226 )             8,646
                                                               ---------------       ---------------    ----------------

Net Cash Provided by Operating Activities                         $  4,116,780         $  3,806,988        $  3,951,689
                                                               ===============       ===============    ================

Supplemental Schedule of Non-Cash
   Financing Activities:

      Distributions declared and unpaid at
         December 31                                              $  1,091,252          $   956,252         $   956,252
                                                               ===============       ===============    ================

                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 1998, 1997, and 1996

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

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

                  Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or writes-off the cumulative accrued rental income balance.


         When the properties are sold, the related cost and accumulated depreciation for operating leases and the net investment for direct financing leases, plus any accrued rental income, are removed from the accounts and gains or losses from sales are reflected in income. The general partners of the Partnership review properties for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. The general partners determine whether an impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If an impairment is indicated, the assets are adjusted to their fair values. Although the general partners have made their best estimate of these factors based on current conditions, it is reasonably possible that changes could occur in the near term which could adversely affect the general partners' estimate of net cash flows expected to be generated from its properties and the need for asset impairment write-downs.

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

         Investment in Joint Ventures - The Partnership's investments in Des Moines Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture and Columbus Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


1.       Significant Accounting Policies - Continued:

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

                  Years Ended December 31, 1998, 1997, and 1996


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

3.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at December 31:

                                                                    1998                  1997
                                                              -----------------     -----------------
                  Land                                             $12,584,387           $12,837,754
                  Buildings                                         10,120,580             9,443,412
                                                              -----------------     -----------------
                                                                    22,704,967            22,281,166

                  Less accumulated depreciation                     (1,795,099 )          (1,460,887 )
                                                              -----------------     -----------------
                                                                    20,909,868            20,820,279
                  Less allowance for loss on
                      building                                        (206,535 )                  --
                                                              -----------------     -----------------

                                                                   $20,703,333           $20,820,279
                                                              =================     =================


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         In March 1997, the Partnership entered into a new lease for the property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs which were completed in May 1997.

         In December 1998, the Partnership sold its property in Monroe, North Carolina, and received net sales proceeds of $483,549, resulting in a loss of $104,374 for financial reporting purposes.

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1998, 1997 and 1996, the Partnership recognized $28,230 (net of $6,323 in reserves and $224,867 in write-offs), $533,121, and $518,502, respectively, of such rental income.

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

                1999                            $ 2,212,548
                2000                              2,214,984
                2001                              2,224,926
                2002                              2,244,948
                2003                              2,521,540
                Thereafter                       21,695,400
                                          ------------------

                                                $33,114,346
                                          ==================

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


3.       Land and Buildings on Operating Leases - Continued:

         During the year ended December 31, 1998, the Partnership established an allowance for loss on building of $206,535, relating to the Long John Silver's property in Morganton, North Carolina. The tenant of this property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The allowance represents the difference between the carrying value of the property at December 31, 1998, and the current estimated net realizable value for this property.

4.       Net Investment in Direct Financing Leases:

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                  1998                    1997
                                                            ------------------      ------------------
                 Minimum lease payments
                     receivable                                  $ 24,790,776            $ 28,413,665
                 Estimated residual values                          3,924,188               4,190,941
                 Less unearned income                             (16,242,986 )          (18,948,341)
                                                            ------------------      ------------------

                 Net investment in direct financing
                     leases                                      $ 12,471,978            $ 13,656,265
                                                            ==================      ==================

         The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

                1999                                $1,678,170
                2000                                 1,678,170
                2001                                 1,678,170
                2002                                 1,678,170
                2003                                 1,731,030
                Thereafter                          16,347,066
                                              -----------------

                                                   $24,790,776
                                              =================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


4.       Net Investment in Direct Financing Leases - Continued:

         During the year ended December 31, 1998, three of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value, or present carrying value. No loss on termination of direct financing leases was recorded for financial reporting purposes.

5.       Investment in Joint Ventures:

         As of December 31, 1998, the Partnership had a 59.05%, an 18.61%, a 31.13%, and an 87.54% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, and Middleburg Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In August 1998, the Partnership entered into a joint venture agreement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 1998, the Partnership contributed amounts to purchase land and pay construction costs relating to the joint venture. The Partnership has agreed to contribute additional amounts to the joint venture for construction costs. As of December 31, 1998 the Partnership owned a 27.72% interest in the profits and losses of this joint venture. When funding is complete, the Partnership expects to have an approximate 28 percent interest in the profits and losses of the joint venture. The Partnership accounts for its investment in this joint venture under the equity method since the Partnership shares control with affiliates.

         Williston  Real Estate  Joint  Venture,  Des Moines  Real Estate  Joint
         Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, and Columbus Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants. The following presents the joint ventures' combined, condensed financial information at December 31:

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED
                  Years Ended December 31, 1998, 1997, and 1996


5.       Investment in Joint Ventures - Continued:

                                                                             1998                1997
                                                                        ----------------    ----------------
                 Land and buildings on operating
                     leases, less accumulated
                     depreciation and allowance for
                     loss on land                                            $2,498,504          $1,768,636
                 Net investment in direct financing
                     leases, less allowance for
                     impairment in carrying value                             2,219,798           2,446,688
                 Cash                                                             5,671               6,893
                 Receivables                                                         --              13,843
                 Accrued rental income                                          166,447             157,252
                 Other assets                                                       283                 443
                 Liabilities                                                    483,138               7,673
                 Partners' capital                                            4,407,565           4,386,082
                 Revenues                                                       337,881             481,085
                 Provision for loss on land and direct
                     financing lease                                           (316,113 )                --
                 Net income (loss)                                              (38,867 )           446,047

         The Partnership recognized income totalling $95,142, $277,325, and $200,499 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.       Receivables:

         During 1993, the Partnership loaned $208,855 to the tenant of the property owned by Kingsville Real Estate Joint Venture in connection with the purchase of equipment for the restaurant property. The loan, which bore interest at a rate of ten percent, was payable over 84 months and was collateralized by the restaurant equipment. Receivables at December 31, 1997, included $188,642 relating to this loan, including accrued interest of $7,488. During the year ended December 31, 1998, the Partnership established an allowance for doubtful accounts of $205,965, which represented the entire amount outstanding under the loan plus accrued interest, due to the uncertainty of collectibility of this note. No amounts relating to this loan are included in receivables at December 31, 1998.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


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

         Generally, net sales proceeds from the sale of properties not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: i) first to pay and discharge all of the Partnership's liabilities to creditors, ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         During the year ended December 31, 1998, the Partnership declared distributions to the limited partners of $3,960,008, and during each of the years ended December 31, 1997 and 1996, the Partnership declared distributions to the limited partners of $3,825,008. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


8.       Income Taxes:

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                     1998              1997             1996
                                                                  ------------      ------------     -----------
                  Net income for financial
                      reporting purposes                           $2,933,537        $3,952,214      $3,943,043

                  Depreciation for tax reporting
                      purposes in excess of
                      depreciation for financial
                      reporting purposes                             (224,652 )        (249,366 )      (259,752 )

                  Direct financing leases recorded as
                      operating    leases    for    tax
                  reporting                                           164,614           132,771         121,597
                      purposes

                  Provision for loss on building                      206,535                --              --

                  Loss on sale of land and buildings
                      for tax  reporting  purposes less
                  than
                      (in excess of) loss for financial                25,699                --         (26,151 )
                      reporting purposes

                  Capitalization  of transaction  costs
                  for                                                  24,282                --              --
                      tax reporting purposes

                  Equity  in  earnings  of  joint  ventures  for  tax  reporting purposes  in excess of (less  than)  equity in earnings of joint ventures for
                      financial reporting purposes                    138,311           (51,481 )       (46,345 )

                  Allowance for doubtful accounts                     207,151           (15,913 )       (16,396 )

                  Accrued rental income                               (28,230 )        (533,121 )      (518,502 )

                  Rents paid in advance                                60,711           (39,303 )        36,495
                                                                  ------------      ------------     -----------

                  Net income for federal income tax
                      purposes                                     $3,507,958        $3,195,801      $3,233,989
                                                                  ============      ============     ===========


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions:

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Group, Inc., the majority stockholder of CNL Fund Advisors, Inc. The other individual general partner, Robert
         A. Bourne, serves as treasurer, director and vice chairman of the board of CNL Fund Advisors. During the years ended December 31, 1998, 1997, and 1996, CNL Fund Advisors, Inc. (hereinafter referred to as the "Affiliate") performed certain services for the Partnership, as described below.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliates acted as manager of the Partnership's properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Affiliate a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Affiliate. The Partnership incurred management fees of $41,537, $40,218, and $40,244 for the years ended December 31, 1998, 1997, and 1996, respectively.

         The Affiliate is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Affiliate provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the limited partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

         During the years ended December 31, 1998, 1997, and 1996, the Affiliate provided accounting and administrative services to the Partnership on a day-to-day basis. The Partnership incurred $107,911, $92,866, and $97,722 for the years ended December 31, 1998, 1997, and 1996, respectively, for such services.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


9.       Related Party Transactions - Continued:

         The due to related parties at December 31, 1998 and 1997, totalled $24,025 and $6,887, respectively.

10.      Concentration of Credit Risk:

         The following schedule presents rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the years ended December 31:

                                                                    1998                 1997                 1996
                                                               ---------------      ---------------      ---------------
              Foodmaker, Inc.                                      $1,023,630           $1,024,667           $1,024,667
              Flagstar Enterprises, Inc. (and
                  Denny's Inc. and Quincy's
                  Restaurants, Inc. for the years
                  ended December 31, 1997 and
                  1996)                                               784,922            1,216,908            1,224,953
              Long John Silver's, Inc.                                508,351              647,829              649,992
              Advantica Restaurant Group,
                  Inc. (and Denny's, Inc. and
                  Quincy's Restaurants, Inc. for
                  the year ended December 31,
                  1998)                                               424,742                  N/A                  N/A

         In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the years ended December 31:

                                                                  1998                 1997                1996
                                                             ---------------      ---------------     ----------------
                  Jack in the Box                                $1,023,630           $1,024,667           $1,024,667
                  Hardee's                                          784,922              787,260              791,998
                  Denny's                                           782,486              807,547              818,672
                  Long John Silver's                                574,044              713,522              715,685


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


10.      Concentration of Credit Risk - Continued:

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chain did not represent more than ten percent of the Partnership's total rental and earned income.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

         In June 1998, a tenant, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of its eight leases and ceased making rental payments to the Partnership. In December 1998, the Partnership sold one of the vacant properties and intends to reinvest the net sales proceeds from the sale of this property in an additional property. The Partnership will not recognize rental and earned income from these two remaining properties until new tenants for these properties are located or until the properties are sold and the proceeds from such sales are reinvested in additional properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two remaining vacant properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these properties in a timely manner. The general partners are currently seeking either new tenants or purchasers for the two remaining vacant properties.

11.      Subsequent Event:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,768,496 shares of its common stock, par value $0.01 per shares (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in APF's most recent public offering. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 1998, 1997, and 1996


11.      Subsequent Event - Continued:

         Partnership continues unchanged) at $46,951,127 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

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

         James M. Seneff, Jr., age 52, is a principal stockholder of CNL Group, Inc., a diversified real estate company, and has served as its Chairman of the Board of Directors, a director and Chief Executive Officer since its formation in 1980. Mr. Seneff has been Chairman of the Board of Directors, director, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979. Mr. Seneff also has held the position of Chairman of the Board of Directors, Chief Executive Officer, President and director of CNL Management Company, a registered investment advisor, since its formation in 1976, has served as Chief Executive Officer, Chairman of the Board and a director of CNL Investment Company, has served as Chief Executive Officer, a director and Chairman of the Board of Directors of Commercial Net Lease Realty, Inc., a publicly-traded REIT, listed on the NYSE, since 1992, served as Chief Executive Officer, a director and Chairman of the Board of Directors of CNL Realty Advisors, Inc. from its inception in May 1992 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc., and has held the position of Chief Executive Officer, Chairman of the Board and a director of CNL Institutional Advisors, Inc., a registered investment advisor, since its inception in December 1990. Mr. Seneff has served as Chairman of the Board of Directors of CNL American Properties Fund, Inc. since December 1994 and as a director and Chief Executive Officer since May 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Fund Advisors, Inc. since March 1994. Mr. Seneff has served as Chairman of the Board, Chief Executive Officer and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Seneff has also served as Chairman of the Board, Chief Executive Officer and a director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which advises the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more then $60 billion of retirement funds. Mr. Seneff has served as a member of the board of directors of First Union National Bank of Florida since May 1998 and has served as a member of the Orlando Advisory Board of First Union National Bank of Florida since March 1994. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 65 privately offered real estate limited partnerships in which Mr. Seneff, directly or through an affiliated entity, serves or has served as a general partner. Also included are CNL Income Fund, Ltd., CNL Income Fund II, Ltd., CNL Income Fund III, Ltd., CNL Income Fund IV, Ltd., CNL Income Fund V, Ltd., CNL Income Fund VI, Ltd., CNL Income Fund VII, Ltd., CNL Income Fund VIII, Ltd., CNL Income Fund IX, Ltd., CNL Income Fund X, Ltd., CNL Income Fund XI, Ltd., CNL Income Fund XIII, Ltd., CNL Income Fund XIV, Ltd., CNL Income Fund XV, Ltd., CNL Income Fund XVI, Ltd., CNL Income Fund XVII, Ltd. and CNL Income Fund XVIII, Ltd. (the "CNL Income Fund Partnerships"), public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Seneff serves as a general partner. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 51, is President and Treasurer of CNL Group, Inc., President, Treasurer, a director, and a registered principal of CNL
Securities Corp., President, Treasurer, and a director of CNL Investment Company, and Chief Investment Officer, a director and Treasurer of CNL Institutional Advisors, Inc., a registered investment advisor. Mr. Bourne served as President of CNL Institutional Advisor, Inc. from the date of its inception through July 1997. Mr. Bourne served as President of Commercial Net Lease Realty, Inc. from July 1992 through February 1996, served as Secretary and Treasurer from February 1996 through December 1997, and has served as a director since July 1992 and as Vice Chairman of the Board of Directors since February 1996. In addition, Mr. Bourne served as President of CNL Realty Advisors, Inc. from May 1992 through February 1996, served as Treasurer from February 1996 through December 1997, served as a director from May 1992 through December 31, 1997 and served as Vice Chairman from February 1996 through December 1997, at which time such company merged with Commercial Net Lease Realty, Inc. Mr. Bourne has served as a Vice Chairman of the Board of Directors and Treasurer of CNL American Properties Fund, Inc. since February 1999, has served as a director since May 1994 and previously served as President from May 1994 through February 1999. Mr. Bourne has served as a director of CNL Fund Advisors, Inc. since March 1994, has served as Treasurer and Vice Chairman of the Board of Directors since September 1997, and previously served as President from March 1994 through September 1997. Mr. Bourne has served as President and a director of CNL Hospitality Properties, Inc. since June 1996 and of CNL Hospitality Advisors, Inc. since January 1997. Mr. Bourne has served as President and director of CNL Health Care Properties, Inc. since December 1997 and CNL Health Care Advisors, Inc. since July 1997. Mr. Bourne, who joined CNL Securities Corp. in 1979, has participated as a general partner or joint venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and rental of restaurants, office buildings, apartment complexes, hotels, and other real estate. Included in these real estate ventures are approximately 64 privately offered real estate limited partnerships in which Mr. Bourne, directly or through an affiliated entity, serves or has served as a general partner. Also included are the CNL Income Fund Partnerships, public real estate limited partnerships with investment objectives similar to those of the Partnership, in which Mr. Bourne serves as a general partner. Mr. Bourne formerly was a certified public accountant with Coopers & Lybrand and a partner in the firm of Bourne & Rose, P.A. Mr. Bourne received a B.A. in Accounting, with honors, from Florida State University in 1970.

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

         CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 400 East South Street, Orlando, Florida 32801. CNL Fund Advisors, Inc. is a majority owned subsidiary of CNL Group, Inc., a diversified real estate company, and was organized to perform property acquisition, property management and other services.

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

         Curtis B. McWilliams, age 43, joined CNL Group, Inc. in April 1997 and currently serves as an Executive Vice President. In addition, Mr. McWilliams has served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Group, Inc. since April 1997. Mr. McWilliams has served as President of CNL American Properties Fund, Inc. since February 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since January 1996, as Chief Operating Officer since March 1995, and previously served as Senior Vice President since December 1994. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996, Chief Operating Officer since April 1995, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

         Lynn E. Rose, age 50, a certified public accountant, has served as Secretary of CNL American Properties Fund, Inc. since December 1994 and served as Treasurer from December 1994 through February 1999. Ms. Rose has served as a director and Secretary of CNL Fund Advisors, Inc. since March 1994, and as Treasurer from the date of its inception through June 30, 1997. Ms. Rose has served as Secretary of CNL Group, Inc. since 1987, as Chief Financial Officer of CNL Group, Inc. since December 1993, and served as Controller of CNL Group, Inc. from 1987 until December 1993. In addition, Ms. Rose has served as Chief Financial Officer and Secretary of CNL Securities Corp. since July 1994. She has served as Chief Operating Officer, Vice President and Secretary of CNL Corporate Services, Inc. since November 1994. Ms. Rose also has served as Chief Financial Officer and Secretary of CNL Institutional Advisors, Inc. since its inception in 1990, as Treasurer of CNL Realty Advisors, Inc. from 1991 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc. In addition, Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc. from 1992 to February 1996. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc. and CNL Health Care Properties, Inc. and as Secretary, Treasurer and a director of CNL Hospitality Advisors, Inc. and CNL Health Care Advisors, Inc. Ms. Rose also currently serves as Secretary for approximately 50 additional corporations. Ms. Rose oversees the legal compliance, accounting, tenant compliance, and reporting for over 250 corporations, partnerships and joint ventures. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida.

         Jeanne A. Wall, age 40, has served as Executive Vice President of CNL American Properties Fund, Inc. since December 1994. Ms. Wall has served as Executive Vice President of CNL Fund Advisors, Inc. since November 1994, and previously served as Vice President from March 1994 through November 1994. Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since November 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. Ms. Wall joined CNL Securities Corp. in 1984. In 1985, Ms. Wall became Vice President of CNL Securities Corp. In 1987, she became Senior Vice President and in July 1997 she became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, partnership administration and investor services for programs offered through participating brokers and corporate communications for CNL Group, Inc. and its affiliates. Ms. Wall also has served as Senior Vice President of CNL Institutional Advisors, Inc., a registered investment advisor, from 1990 to 1993, as Vice President of CNL Realty Advisors, Inc. since its inception in 1991 until December 31, 1997, at which time CNL Realty Advisors, Inc. merged with Commercial Net Lease Realty, Inc., and served as Vice President of Commercial Net Lease Realty, Inc. from 1992 through December 31, 1997. In addition, Ms. Wall serves as Executive Vice President of CNL Hospitality Properties, Inc., CNL Hospitality Advisors, Inc., CNL Health Care Properties, Inc. and CNL Health Care Advisors, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp. Ms. Wall currently serves as a trustee on the board of the Investment Program Association and on the Direct Participation Program committee for the National Association of Securities Dealers (NASD).

         Steven D. Shackelford, age 35, a certified public accountant, has served as Chief Financial Officer of CNL American Properties Fund, Inc. since January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 11, 1999, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 11, 1999, the beneficial ownership interests of the General Partners in the Registrant.



                  Title of Class                 Name of Partner                     Percent of Class
         General Partnership Interests           James M. Seneff, Jr.                       45%
                                                 Robert A. Bourne                           45%
                                                 CNL Realty Corporation                     10%
                                                                                          -----
                                                                                           100%


         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above. On March 11, 1999, the Registrant entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF") pursuant to which the Registrant would be merged with and into a subsidiary of APF (the "Merger"). For further discussion, see
Item 8.
Financial Statements and Supplementary Data -- Note 11. Subsequent Event.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1998, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Reimbursement to affiliates for               Operating  expenses  are  reimbursed     Operating expenses
operating expenses                            at the  lower of cost or 90  percent     incurred on behalf of the
                                              of  the  prevailing  rate  at  which     Partnership: $130,847
                                              comparable  services could have been
                                              obtained  in  the  same   geographic     Accounting and administrative
                                              area.   Affiliates  of  the  General     services:  $107,911
                                              Partners  from  time to  time  incur
                                              certain   operating    expenses   on
                                              behalf of the  Partnership for which
                                              the   Partnership   reimburses   the
                                              affiliates without interest.

Annual management fee to affiliates           One  percent  of the  sum  of  gross        $41,537
                                              operating  revenues from  Properties
                                              wholly  owned  by  the   Partnership
                                              plus  the  Partnership's   allocable
                                              share  of  gross  revenues  of joint
                                              ventures  in which  the  Partnership
                                              is  a  co-venturer.  The  management
                                              fee,    which    will   not   exceed
                                              competitive   fees  for   comparable
                                              services  in  the  same   geographic
                                              area,  may or may not be  taken,  in
                                              whole or in part as to any year,  in
                                              the sole discretion of affiliates.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
Deferred,    subordinated   real   estate     A   deferred,    subordinated   real        $ - 0 -
disposition fee payable to affiliates         estate   disposition   fee,  payable
                                              upon   sale   of   one   or   more
                                              Properties,  in an amount equal to
                                              the  lesser of (i)  one-half  of a
                                              competitive       real      estate
                                              commission,  or (ii) three percent
                                              of  the   sales   price   of  such
                                              Property or Properties. Payment of
                                              such  fee  shall  be made  only if
                                              affiliates of the General Partners
                                              provide  a  substantial  amount of
                                              services  in  connection  with the
                                              sale of a Property  or  Properties
                                              and  shall  be   subordinated   to
                                              certain  minimum  returns  to  the
                                              Limited Partners.  However, if the
                                              net sales  proceeds are reinvested
                                              in a replacement Property, no such
                                              real estate  disposition  fee will
                                              be incurred until such replacement
                                              Property is sold and the net sales
                                              proceeds are distributed.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal to one percent of  Partnership
cash flow                                     distributions   of  net  cash  flow,
                                              subordinated   to  certain   minimum
                                              returns to the Limited Partners.

General        Partners'        deferred,     A   deferred,   subordinated   share        $ - 0 -
sub-ordinated  share of  Partnership  net     equal    to    five    percent    of
sales  proceeds  from a sale or sales not     Partnership  distributions  of  such
in liquidation of the Partnership             net sales proceeds,  subordinated to
                                              certain   minimum   returns  to  the
                                              Limited Partners.






                                                                                                 Amount Incurred
       Type of Compensation                                                                       For the Year
            and Recipient                            Method of Computation                   Ended December 31, 1998
      -----------------------                        ---------------------                   -----------------------
General  Partners'  share of  Partnership     Distributions  of net sales proceeds        $ - 0 -
net sales  proceeds  from a sale or sales     from   a   sale    or    sales    of
in liquidation of the Partnership             substantially     all     of     the
                                              Partnership's   assets   will   be
                                              distributed in the following order
                                              or priority: (i) first, to pay all
                                              debts  and   liabilities   of  the
                                              Partnership   and   to   establish
                                              reserves; (ii) second, to Partners
                                              with  positive   capital   account
                                              balances,   determined  after  the
                                              allocation  of  net  income,   net
                                              loss, gain and loss, in proportion
                                              to such  balances,  up to  amounts
                                              sufficient to reduce such balances
                                              to zero; and (iii) thereafter, 95%
                                              to the Limited  Partners and 5% to
                                              the General Partners.


As discussed  above in Item 8. Financial  Statements and  Supplementary  Data --
Note 11. Subsequent Event, the Registrant has entered into an Agreement and Plan of Merger, dated March 11, 1999, with APF pursuant to which the Registrant would be merged with and into a subsidiary of APF in exchange for the issuance of APF Shares. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger. If the Merger is approved by Limited Partners holding units greater than 50% of the outstanding units of the Registrant, the General Partners of the Registrant would receive certain benefits, including:

         o With respect to their ownership in the Registrant, the General Partners will be issued approximately 35,314 shares of APF common stock, par value $0.01 per share.

         o        Following  the  Merger,  James M.  Seneff,  Jr.  and Robert A.
                  Bourne, the individual General Partners, will continue to serve as directors of APF, with Mr. Seneff serving as Chairman and Mr. Bourne serving as Vice Chairman. As APF directors, they may also be entitled to receive stock options under any stock option plan adopted by APF.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       The following documents are filed as part of this report.

          1.  Financial Statements

                  Report of Independent Accountants

                  Balance Sheets at December 31, 1998 and 1997

                  Statements of Income for the years ended December 31, 1998, 1997, and 1996

                  Statements of Partners' Capital for the years ended December 31, 1998, 1997, and 1996

                  Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

                  Notes to Financial Statements

          2.  Financial Statement Schedules

                  Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997, and 1996

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                  Depreciation at December 31, 1998

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

                  27       Financial Data Schedule (Filed herewith.)

          (b) The Registrant filed no reports on Form 8-K during the period October 1, 1998 through December 31, 1998.

          (c)     Not applicable.

          (d) The Partnership is required to file audited financial information of its tenant, Foodmaker, Inc., as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1998. The summarized financial information presented for Foodmaker, Inc. and Subsidiaries as of September 27, 1998 and September 28, 1997, and for the fifty-two weeks ended September 27, 1998, September 28, 1997, and September 29, 1996 was obtained from the Form 10-K filed by Foodmaker, Inc. and Subsidiaries with the Securities and Exchange Commission.


                        Foodmaker, Inc. and Subsidiaries
                             Selected Financial Data
                                 (in Thousands)
                                                        September 27,           September 28,
  Consolidated Balance Sheet Data:                          1998                    1997
  --------------------------------                   --------------------    --------------------

  Current Assets                                            $     82,422           $     100,162
  Noncurrent Assets                                              661,166                 581,596
  Current Liabilities                                            225,745                 193,213
  Noncurrent Liabilities                                         380,863                 400,666

                                                                         Fifty-two Weeks Ended
 Consolidated Statements of                            September 27,           September 28,           September 29,
 Operations Data:                                           1998                    1997                    1996
                                                    ---------------------   ---------------------   ---------------------

 Gross Revenues                                           $    1,224,056          $    1,071,742          $    1,062,822
 Costs and Expenses (including
     taxes)                                                   (1,153,003 )           (1,036,439)             (1,042,771)
 Extraordinary Item, net of taxes                                 (4,378 )               (1,252)                      --
                                                    ---------------------   ---------------------   ---------------------

 Net Earnings                                              $      66,675            $     34,051            $     20,051
                                                    =====================   =====================   =====================

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1999.

                                CNL INCOME FUND XII, LTD.

                                By:      CNL REALTY CORPORATION
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ----------------------------
                                         ROBERT A. BOURNE, President


                                By:      ROBERT A. BOURNE
                                         General Partner

                                         /s/ Robert A. Bourne
                                         ----------------------------
                                         ROBERT A. BOURNE


                                By:      JAMES M. SENEFF, JR.
                                         General Partner

                                         /s/ James M. Seneff, Jr.
                                         ----------------------------
                                         JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                    Title                                   Date
/s/ Robert A. Bourne                       President,   Treasurer  and  Director              March 27, 1999
---------------------------
Robert A. Bourne                           (Principal  Financial and  Accounting
                                           Officer)

/s/ James M. Seneff, Jr.                   Chief Executive  Officer and Director              March 27, 1999
---------------------------
James M. Seneff, Jr.                       (Principal Executive Officer)


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 1998, 1997, and 1996


                                                        Additions                             Deductions
                                              -------------------------------       --------------------------------
                                                                                                         Collected
                                                                                                         or Deter-
                                Balance at     Charged to       Charged to            Deemed             mined to       Balance
                                 Beginning     Costs and          Other             Uncollec-             be Col-       at End
  Year         Description        of Year       Expenses         Accounts             tible              lectible       of Year
---------    -----------------  ------------  -------------    --------------       ------------        ------------  -----------
  1996       Allowance for
                 doubtful
                 accounts (a)      $ 39,791        $   --          $ 13,041   (b)     $ 15,678   (c)       $ 13,759      $ 23,395
                                ============  =============    ==============       ============        ============  ===========

1997         Allowance for
                 doubtful
                 accounts (a)      $ 23,395        $   --          $  1,586   (b)      $ 8,538   (c)       $  8,961       $ 7,482
                                ============  =============    ==============       ============        ============  ===========

1998         Allowance for
                 doubtful
                 accounts (a)      $  7,482     $ 188,990          $ 36,045   (b)        $  --   (c)       $ 11,561     $ 220,956
                                ============  =============    ==============       ============        ============  ===========


(a) Deducted from receivables and accrued rental income on the balance sheet.

(b)      Reduction of rental, earned, and other income.

(c)      Amounts written off as uncollectible.



                                                                CNL INCOME FUND XII, LTD.
                                                             (A Florida Limited Partnership)

                                                 SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                                                   December 31, 1998

                                                                                        Costs Capitalized
                                                                                          Subsequent to
                                                                 Initial Cost              Acquisition
                                                         ---------------------------  ---------------------
                                           Encum-                      Buildings and   Improve-    Carrying
                                          brances            Land      Improvements     ments       Costs
                                        -----------      ------------  -------------  -----------  --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

     Burger King Restaurants:
       Valdosta, Georgia                    -               $238,891     $316,670            -         -
       Natchitoches, Louisiana              -                152,329            -      489,366         -

     Denny's Restaurants:
       St. Ann, Missouri                    -                338,826            -            -         -
       Phoenix, Arizona                     -                456,306            -            -         -
       Black Mountain, North Carolina       -                260,493            -            -         -
       Blue Springs, Missouri               -                497,604            -            -         -
       Columbus, Georgia                    -                125,818      314,690            -         -
       Tempe, Arizona                       -                709,275            -            -         -

     Golden Corral Family
       Steakhouse Restaurants:
           Arlington, Texas                 -                711,558    1,159,978            -         -

     Hardee's Restaurants:
       Crossville, Tennessee                -                290,136      334,350            -         -
       Toccoa, Georgia                      -                208,847            -            -         -
       Columbia, Mississippi                -                134,810            -            -         -
       Pensacola, Florida                   -                277,236            -            -         -
       Columbia, South Carolina             -                325,674            -            -         -
       Simpsonville, South Carolina         -                239,494            -            -         -
       Indian Trail, North Carolina         -                298,938            -            -         -
       Clarksville, Georgia                 -                160,478      415,540            -         -

     Jack in the Box Restaurants:
       Spring, Texas                        -                564,164      510,639            -         -
       Houston, Texas                       -                360,617      659,805            -         -
       Arlington, Texas                     -                329,226      716,600            -         -
       Grapevine, Texas                     -                471,367      590,988            -         -
       Rialto, California                   -                524,251      595,226            -         -
       Phoenix, Arizona                     -                294,773      527,466            -         -
       Petaluma, California                 -                534,076      800,780            -         -
       Willis, Texas                        -                569,077      427,381            -         -
       Houston, Texas                       -                368,758      663,022            -         -


     KFC Restaurant:
       Las Cruces, New Mexico               -                175,905            -            -         -

     Long John Silver's Restaurants:
       Clarksville, Tennessee               -                166,283            -            -         -
       Morganton, North Carolina (m)        -                321,675      342,524            -         -
       Statesville, North Carolina          -                240,870      334,643            -         -
       El Paso, Texas                       -                314,270            -            -         -
       Tucson, Arizona                      -                277,378      245,385            -         -
       Asheville, North Carolina            -                213,536            -            -         -

     Quincy's Restaurant:
       Albany, Georgia                      -                378,547            -            -         -

     Shoney's Restaurants:
       Bradenton, Florida                   -                455,986            -            -         -
       Winter Haven, Florida                -                475,084            -            -         -

     Sports Rock Cafe Restaurant:
       Tempe, Arizona                       -                121,831      620,527       55,000         -
                                                        ------------  -----------  -----------  --------

                                                         $12,584,387   $9,576,214     $544,366         -
                                                        ============  ===========  ===========  ========

Property of Joint Venture in Which
  the Partnership has an 18.61%
  Interest and has Invested in Under
  an Operating Lease:

   Jack in the Box Restaurant:
     Des Moines, Washington                 -               $322,726     $791,658            -         -
                                                        ============  ===========  ===========  ========

Property of Joint Venture in Which
  the Partnership has a 31.13%
  Interest and has Invested in Under
  an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (j)                 -               $171,061            -      $99,128         -
                                                        ============  ===========  ===========  ========

Property of Joint Venture in Which
  the Partnership has a 87.54% Interest
  and has Invested in Under an
  Operating Lease:

    Golden Corral Family
     Steakhouse Restaurant:
      Middleburg Heights, Ohio              -               $521,571            -            -         -
                                                        ============  ===========  ===========  ========

Property of Joint Venture in
  Which the Partnership has a
  27.72% Interest in Under an
  Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio                        -               $406,976            -     $468,726         -
                                                        ============  ===========  ===========  ========

Properties the Partnership has
  Invested in Under Direct
  Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona                      -                      -            -      467,545         -
      St. Ann, Missouri                     -                      -            -      324,340         -
      Black Mountain, North Carolina        -                      -      696,851            -         -
      Blue Springs, Missouri                -                      -            -      485,945         -
      Cleveland, Tennessee                  -                158,300      510,479            -         -
      Tempe, Arizona                        -                      -            -      491,258         -
      Amherst, Ohio                         -                127,672      169,928      316,796         -

    Hardee's Restaurants:
      Toccoa, Georgia                       -                      -      437,938            -         -
      Fultondale, Alabama                   -                173,016            -      636,480         -
      Poplarville, Mississippi              -                138,020            -      444,485         -
      Columbia, Mississippi                 -                      -      367,836            -         -
      Pensacola, Florida                    -                      -            -      450,193         -
      Columbia, South Carolina              -                      -      452,333            -         -
      Simpsonville, South Carolina          -                      -      517,680            -         -
      Indian Trail, North Carolina          -                      -      496,110            -         -

    KFC Restaurant:
      Las Cruces, New Mexico                -                      -      224,790            -         -

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee               -                174,746      555,186            -         -
      Clarksville, Tennessee                -                      -      422,539            -         -
      El Paso, Texas                        -                      -            -      371,286         -
      Chattanooga, Tennessee                -                142,627      584,320            -         -
      Asheville, North Carolina             -                      -      493,303            -         -


    Quincy's Restaurant:
      Albany, Georgia                       -                      -      880,338            -         -

    Shoney's Restaurants:
      Bradenton, Florida                    -                      -            -      596,374         -
      Winter Haven, Florida                 -                      -            -      758,986         -
                                                         ------------  -----------  -----------  --------

                                                            $914,381   $6,809,631   $5,343,688         -
                                                         ============  ===========  ===========  ========

Property of Joint Venture in Which
  the Partnership has a 59.05%
  Interest and has Invested in Under
  a Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida                    -               $150,143            -     $499,071         -
                                                         ============  ===========  ===========  ========

Property of Joint Venture in Which
  the Partnership has a 31.13%
  Interest and has Invested in Under
  a Direct Financing Lease:

    Denny's Restaurant:
      Kingsville, Texas                      -                      -            -     $535,489         -
                                                         ============  ===========  ===========  ========

Property of Joint Venture in Which
  the Partnership has an 87.54%
  Interest and has Invested in Under
  a Direct Financing Lease:

    Golden Corral Family
     Steakhouse Restaurant:
      Middleburg Heights, Ohio               -                      -   $1,357,288            -         -
                                                          ============  ===========  ===========  ========




          Gross Amount at Which                                                   Life on Which
         Carried at Close of Period (c)                                          Depreciation in
 ----------------------------------------                   Date                  Latest Income
               Buildings and               Accumulated     of Con-      Date       Statement is
    Land       Improvements     Total      Depreciation   struction   Acquired       Computed
 ------------  ------------  ------------  -----------    ---------   --------     ------------





  $238,891      $316,670      $555,561      $56,538          1990      08/92           (b)
   152,329       489,366       641,695       94,298          1993      12/92           (b)


   338,826            (f)      338,826           (f)         1993      11/92           (d)
   456,306            (f)      456,306           (f)         1993      11/92           (d)
   260,493            (f)      260,493           (f)         1992      12/92           (d)
   497,604            (f)      497,604           (f)         1993      12/92           (d)
   125,818       314,690       440,508       54,182          1980      01/93           (g)
   709,275            (f)      709,275           (f)         1982      02/93           (d)



   711,558     1,159,978     1,871,536      234,962          1992      12/92           (b)


   290,136       334,350       624,486       67,145          1992      12/92           (b)
   208,847            (f)      208,847           (f)         1992      12/92           (d)
   134,810            (f)      134,810           (f)         1991      01/93           (d)
   277,236            (f)      277,236           (f)         1993      03/93           (d)
   325,674            (f)      325,674           (f)         1991      05/93           (d)
   239,494            (f)      239,494           (f)         1992      06/93           (d)
   298,938            (f)      298,938           (f)         1992      07/93           (d)
   160,478       415,540       576,018       75,139          1992      07/93           (b)


   564,164       510,639     1,074,803      101,475          1993      01/93           (b)
   360,617       659,805     1,020,422      131,117          1993      01/93           (b)
   329,226       716,600     1,045,826      142,404          1992      01/93           (b)
   471,367       590,988     1,062,355      117,442          1992      01/93           (b)
   524,251       595,226     1,119,477      118,284          1992      01/93           (b)
   294,773       527,466       822,239      105,349          1992      01/93           (b)
   534,076       800,780     1,334,856      159,132          1993      01/93           (b)
   569,077       427,381       996,458       84,266          1993      02/93           (b)
   368,758       663,022     1,031,780      130,727          1993      02/93           (b)



   175,905            (f)      175,905           (f)         1990      03/93           (d)


   166,283            (f)      166,283           (f)         1993      03/93           (d)
   321,675       342,524       664,199        8,099          1993      04/93           (i)
   240,870       334,643       575,513        7,877          1993      04/93           (i)
   314,270            (f)      314,270           (f)         1993      06/93           (d)
   277,378       245,385       522,763       44,864          1992      07/93           (b)
   213,536            (f)      213,536           (f)         1993      08/93           (d)


   378,547            (f)      378,547           (f)         1991      12/92           (d)


   455,986            (f)      455,986           (f)         1993      12/92           (d)
   475,084            (f)      475,084           (f)         1993      05/93           (d)


   121,831       675,527       797,358       61,799          1988      04/93           (h)
----------  ------------  ------------  -----------

$12,584,387  $10,120,580   $22,704,967   $1,795,099
=========== ============  ============  ===========







  $322,726      $791,658    $1,114,384     $163,895          1992      12/92           (b)
==========  ============  ============  ===========







  $270,189            (f)     $270,189           (f)         1988      10/92           (d)
==========                ============








  $521,571            (f)     $521,571           (f)         1995      05/96           (d)
==========                ============







  $406,976      $468,726      $875,702           (l)          (k)      08/98           (l)
==========  ============  ============






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


         -            (f)           (f)          (d)         1990      03/93           (d)


        (f)           (f)           (f)          (e)         1989      02/93           (e)
         -            (f)           (f)          (d)         1993      03/93           (d)
         -            (f)           (f)          (d)         1993      06/93           (d)
        (f)           (f)           (f)          (e)         1993      07/93           (e)
         -            (f)           (f)          (d)         1993      08/93           (d)



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








          -            (f)           (f)          (d)        1988      10/92           (d)









          -            (f)           (f)          (d)        1995      05/96           (d)



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 1998



  (a) Transactions in real estate and accumulated depreciation during 1998, 1997, and 1996, are summarized as follows:

                                                                                                  Accumulated
                                                                                  Cost           Depreciation
                                                                            ----------------     ---------------
              Properties the Partnership has Invested in Under
                Operating Leases:

                   Balance, December 31, 1995                                   $ 23,248,199        $  939,415
                   Disposition                                                    (1,764,391)         (109,036  )
                   Reclassified to operating lease                                   742,358                --
                   Depreciation expense                                                   --           313,319
                                                                            ----------------     ---------------

                   Balance, December 31, 1996                                     22,226,166         1,143,698
                   Additional costs capitalized                                       55,000                 --
                   Depreciation expense                                                    --           317,189
                                                                            ----------------     ---------------

                   Balance, December 31, 1997                                     22,281,166         1,460,887
                   Reclassified to operating lease                                 1,019,673                --
                   Dispositions                                                     (595,872)           (7,949  )
                   Depreciation expense (m)                                               --           342,161
                                                                            ----------------     ---------------

                   Balance, December 31, 1998                                   $ 22,704,967       $ 1,795,099
                                                                            ================     ===============

              Property of Joint Venture in Which the
                Partnership  has an 18.61%
                Interest and has Invested in
                Under an Operating Lease:

                   Balance, December 31, 1995                                    $ 1,114,384         $  84,729
                   Depreciation expense                                                   --            26,389
                                                                            ----------------     ---------------

                   Balance, December 31, 1996                                      1,114,384           111,118
                   Depreciation expense                                                   --            26,390
                                                                            ----------------     ---------------

                   Balance, December 31, 1997                                      1,114,384           137,508
                   Depreciation expense                                                   --            26,387
                                                                            ----------------     ---------------

                   Balance, December 31, 1998                                    $ 1,114,384        $  163,895
                                                                            ================     ===============


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

                                                                                                        Accumulated
                                                                                    Cost               Depreciation
                                                                               ----------------      -----------------
             Property of Joint  Venture  in Which
               the  Partnership  has a 27.72%
               Interest and has Invested in
               Under an Operating Lease:

                  Balance, December 31, 1997                                            $    --               $     --
                  Acquisition                                                           875,502                     --
                  Depreciation expense (l)                                                   --                     --
                                                                               ----------------      -----------------

                  Balance, December 31, 1998                                         $  875,702               $     --
                                                                               ================      =================

             Property of Joint  Venture  in Which
               the  Partnership  has a 31.13%
               Interest and has Invested in Under
               an Operating Lease:

                  Balance, December 31, 1995                                         $   270,189             $      --
                  Depreciation expense (d)                                                    --                    --
                                                                               ----------------      -----------------

                  Balance, December 31, 1996                                             270,189                     --
                  Depreciation expense (d)                                                     --                     --
                                                                               ----------------      -----------------

                  Balance, December 31, 1997                                             270,189                     --
                  Depreciation expense (d)                                                     --                     --
                                                                               ----------------      -----------------

                  Balance, December 31, 1998                                         $   270,189             $      --
                                                                               ================      =================


             Property of Joint  Venture in Which
               the  Partnership  has an 87.54%
               Interest and has Invested in Under
               an Operating Lease:

                  Balance, December 31, 1995                                            $     --             $      --
                  Acquisition                                                            521,571                    --
                  Depreciation expense (d)                                                    --                    --
                                                                               ----------------      -----------------

                  Balance, December 31, 1996                                             521,571                     --
                  Depreciation expense (d)                                                     --                     --
                                                                               ----------------      -----------------

                  Balance, December 31, 1997                                             521,571                     --
                  Depreciation expense (d)                                                     --                     --
                                                                               ----------------
                                                                                                     -----------------

                  Balance, December 31, 1998                                         $   521,571             $      --
                                                                               ================      =================

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998

  (b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

  (c) As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $35,828,091 and $5,272,142, respectively. All of the leases are treated as operating leases for federal income tax purposes.

  (d) For financial reporting purposes, the portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

  (e) For financial reporting purposes, the lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

  (f) For financial reporting purposes, certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

  (g) Effective January 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of January 1, 1994, and depreciated over its remaining estimated life of approximately 29 years.

  (h) Effective July 1996, the lease for this Property terminated, resulting in the lease being reclassified as an operating lease. The land and building were recorded at net book value as of July 1, 1996, and the building is being depreciated over its remaining estimated life of approximately 27 years.

  (i) Effective June 1998, the lease for this property was amended, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value as of June 14, 1998, and depreciated over its remaining estimated life of approximately 25 years.

  (j) For financial reporting purposes, the undepreciated cost of the Property in Kingsville, Florida, was written down to net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and net investment in direct financing lease in the amount of $316,113 during 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on land and building.

  (k)        Scheduled for completion in 1999.

  (l)        Property  was not  placed  in  service  as of  December  31,  1998;
             therefore no depreciation was taken.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 1998


  (m) For financial reporting purposes the undepreciated cost of the Property in Morganton, North Carolina, was written down to net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $206,535 at December 31, 1998. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairment at December 31, 1998 represents the difference between the Property's carrying value and the estimated net realizable value of the Property. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1998, excluding the allowance for loss on building.

                                    EXHIBITS

                                  EXHIBIT INDEX


Exhibit Number

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