Form 10-Q
period 1999-03-31
CNL INCOME FUND XII LTD
filed 1999-05-17
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended        March 31, 1999
                                                ---------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________ to _______________


                             Commission file number
                                     0-21558
                         ------------------------------


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                         59-3078856
--------------------------------------------         ---------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


400 East South Street
Orlando, Florida                                                32801
--------------------------------------------         ---------------------------
   (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 650-1000
                                                     ---------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS



Part I                                                                Page
                                                                      ----
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                           12

Part II

   Other Information                                                    13-14

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                  March 31,              December 31,
                                                                                    1999                    1998
                                                                              ----------------         --------------
                               ASSETS

   Land and buildings on operating leases,
       less  accumulated  depreciation  of
       $1,879,307 and $1,795,099 and allowance
       for loss on building of $206,535 in
       1999 and 1998                                                             $ 20,619,125            $ 20,703,333
   Net investment in direct financing leases                                       12,425,957              12,471,978
   Investment in joint ventures                                                     2,652,267               2,522,004
   Cash and cash equivalents                                                        2,000,725               2,362,980
   Receivables, less allowance for doubtful accounts
       of $3,990 and $214,633                                                          43,584                  16,862
   Prepaid expenses                                                                    17,024                   7,038
   Lease costs, less accumulated amortization
       of $3,754 and $3,256                                                            25,799                  26,297
   Accrued rental income, less allowance for doubtful
       accounts of $6,323 in 1999 and 1998                                          2,574,477               2,524,406
                                                                           -------------------     -------------------

                                                                                 $ 40,358,958            $ 40,634,898
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   37,483              $   21,195
   Accrued and escrowed real estate taxes payable                                      17,146                  10,137
   Distributions payable                                                              956,252               1,091,252
   Due to related party                                                                11,351                  24,025
   Rents paid in advance and deposits                                                  39,624                  97,448
                                                                           -------------------     -------------------
       Total liabilities                                                            1,061,856               1,244,057

   Commitment (Note 3)

   Partners' capital                                                               39,297,102              39,390,841
                                                                           -------------------     -------------------

                                                                                 $ 40,358,958             $40,634,898
                                                                           ===================     ===================



           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     1999               1998
                                                                                 --------------    ---------------
Revenues:
    Rental income from operating leases                                              $ 604,884          $ 626,546
    Earned income from direct financing leases                                         376,334            407,674
    Contingent rental income                                                             2,371              7,422
    Interest and other income                                                           19,755             15,252
                                                                                 --------------    ---------------
                                                                                     1,003,344          1,056,894
                                                                                 --------------    ---------------

Expenses:
    General operating and administrative                                                47,284             34,465
    Professional services                                                               11,141             12,986
    Bad debt expense                                                                        --              8,968
    Management fees to related party                                                    10,530             10,580
    Real estate taxes                                                                    2,125                 --
    State and other taxes                                                               20,764             17,248
    Depreciation and amortization                                                       84,706             79,994
    Transaction costs                                                                   35,419                 --
                                                                                 --------------    ---------------
                                                                                       211,969            164,241
                                                                                 --------------    ---------------

Income Before Equity in Earnings of Joint Ventures                                     791,375            892,653

Equity in Earnings of Joint Ventures                                                    71,138             65,650
                                                                                 --------------    ---------------

Net Income                                                                           $ 862,513          $ 958,303
                                                                                 ==============    ===============

Allocation of Net Income:
    General partners                                                                 $   8,625          $   9,583
    Limited partners                                                                   853,888            948,720
                                                                                 --------------    ---------------

                                                                                     $ 862,513          $ 958,303
                                                                                 ==============    ===============

Net Income Per Limited Partner Unit                                                   $   0.19           $   0.21
                                                                                 ==============    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                                        4,500,000          4,500,000
                                                                                 ==============    ===============


           See accompanying notes to condensed financial statements.




                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  1999                  1998
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   223,305            $  192,411
    Net income                                                                          8,625                30,894
                                                                           -------------------    ------------------
                                                                                      231,930               223,305
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              39,167,536            40,224,901
    Net income                                                                        853,888             2,902,643
    Distributions ($0.21 and $0.88 per
       limited partner unit, respectively)                                           (956,252 )          (3,960,008 )
                                                                           -------------------    ------------------
                                                                                   39,065,172            39,167,536
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 39,297,102          $ 39,390,841
                                                                           ===================    ==================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                               1999                 1998
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 853,445          $1,129,927
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Investment in joint venture                                               (124,448 )                --
       Payment of lease costs                                                          --              (3,500 )
                                                                          ----------------     ---------------
              Net cash used in investing activities                              (124,448 )            (3,500 )
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,091,252 )          (956,252 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (1,091,252 )          (956,252 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                  (362,255 )           170,175

Cash and Cash Equivalents at Beginning of Quarter                               2,362,980           1,706,415
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Quarter                                    $2,000,725          $1,876,590
                                                                          ================     ===============

Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          quarter                                                               $ 956,252           $ 956,252
                                                                          ================     ===============




           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 1999, may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Merger Transaction:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,768,496 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $46,951,127 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 1999 and 1998


2.       Merger Transaction - Continued:

         of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transactions costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

3.       Commitment:

         In March 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's property in Morganton, North Carolina. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the property; however, as of May 13, 1999, the sale had not occurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 1999, the Partnership owned 48 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer.

Liquidity and Capital Resources
-------------------------------

         The Partnership's primary source of capital for the quarters ended March 31, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $853,445 and $1,129,927, for the quarters ended March 31, 1999 and 1998, respectively. The decrease in cash from operations for the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, is primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 1999.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant Property. As of March 31, 1999, the Partnership had contributed approximately $239,700, of which approximately $124,400 was contributed during the quarter ended March 31, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of March 31, 1999, the Partnership owned an approximate 28 percent interest in the profits and losses of the joint venture.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 1999, the Partnership had $2,000,725 invested in such short-term investments, as compared to $2,362,980 at December 31, 1998. The decrease in cash and cash equivalents for the quarter ended March 31, 1999, is partially attributable to the payment of a special distribution to the limited partners of $135,000 in January 1999 of cumulative excess operating reserves. In addition, the decrease is partially due to the Partnership funding additional amounts to Columbus Joint Venture to pay construction costs relating to the joint venture. The funds remaining at March 31, 1999, after payment of distributions and other liabilities, will be used to acquire an additional Property and to meet the Partnership's working capital and other needs.

-------------------------------------------

         Total liabilities of the Partnership decreased to $1,061,856 at March 31, 1999, from $1,244,057 at December 31, 1998, primarily as a result of the Partnership accruing a special distribution payable to the limited partners of $135,000 at December 31, 1998, as described above, which was paid in January 1999. The decrease is also partially attributable to a decrease in rents paid in advance at March 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         In March 1999, the Partnership entered into an agreement with an unrelated third party to sell the Long John Silver's Property in Morganton, North Carolina. The general partners believe that the anticipated sales price will exceed the Partnership's cost attributable to the Property; however, as of May 13, 1999, the sale had not occurred.

         Based on current cash from operations, and for the quarter ended March 31, 1999, future cash from operations, the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 1999 and 1998. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 1999 and 1998. No amounts distributed to the limited partners for the quarters ended March 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. APF has agreed to issue shares of its common stock, par value $0.01 per share (the "APF Shares"), as consideration for the Merger. APF has agreed to issue 4,768,496 APF Shares which, for the purposes of valuing the merger consideration, have been valued by APF at $10.00 per APF Share, the price paid by APF investors in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $46,951,127 as of

-------------------------------------------

December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the third quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit against the general partners and APF in connection with the proposed Merger (see Part II - Item 1. Legal Proceedings). The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against the claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Results of Operations
---------------------

         During the quarter ended March 31, 1998, the Partnership owned and leased 44 wholly owned Properties (which included one Property in Monroe, North Carolina which was sold in December 1998), and during the quarter ended March 31, 1999, the Partnership owned and leased 43 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $981,218 and $1,034,220, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. Rental and earned income decreased due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties that it leased. As a result, the tenant ceased making rental payments on the three rejected leases. The Partnership has continued receiving rental payments relating to the five leases not rejected by the tenant. In December 1998, the Partnership sold one of the vacant Properties and intends to reinvest the net sales proceeds from the sale of this Property in an additional Property. The Partnership will not recognize any rental and earned income from the two remaining vacant Properties until new tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. The general partners are currently seeking either new tenants or buyers for the two remaining vacant Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two remaining vacant Properties, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner.

---------------------------------

         In addition, during the quarter ended March 31, 1998, the Partnership owned and leased four Properties indirectly through joint venture arrangements and during the quarter ended March 31, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 1999 and 1998, the Partnership earned $71,138 and $65,650, respectively, attributable to net income earned by joint ventures. The increase in net income earned by joint ventures during the quarter ended March 31, 1999, is primarily due to the fact that in August 1998, the Partnership invested in Columbus Joint Venture, as described above in "Liquidity and Capital Resources."

         Operating expenses, including depreciation and amortization expense, were $211,969 and $164,241 for the quarters ended March 31, 1999 and 1998, respectively. The increase in operating expenses during the quarter ended March 31, 1999, as compared to the quarter ended March 31, 1998, was partially a result of the Partnership incurring $35,419 in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described above in "Liquidity and Capital Resources." If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the quarter ended March 31, 1999, is partially attributable to the fact that the Partnership accrued insurance and real estate tax expenses on the two remaining rejected and vacant Properties as a result of Long John Silver's, Inc. filing for bankruptcy, as described above. In addition, the increase in operating expenses during the quarter ended March 31, 1999, is partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. The Partnership will continue to incur certain expenses, such as real estate taxes, insurance, and maintenance relating to the two remaining, vacant Properties until new tenants or buyers are located. The Partnership is currently seeking either new tenants or purchasers for these two Properties. In addition, the Partnership will incur certain expenses such as real estate taxes, insurance, and maintenance relating to one or more of the five Properties still leased by Long John Silver's, Inc. if one or more of the leases are rejected.

Year 2000 Readiness Disclosure
------------------------------

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The Partnership does not have any information or non-information technology systems. The general partners and affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct, because substantially all of

------------------------------------------

the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has also requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the Companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

------------------------------------------

         The general partners and affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, they have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 5, 1999, four limited partners in several of the CNL Income Funds filed a lawsuit, Jon Hale, Mary J. Hewitt, Charles A. Hewitt, and Gretchen M. Hewitt v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the Messrs. Seneff and Bourne and CNL Realty Corporation, as general partners of the CNL Income Funds, breached their fiduciary duties and violated the provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed acquisition of the CNL Income Funds by APF. The plaintiffs are seeking unspecified damages and equitable relief. The general partners and APF believe that the lawsuit is without merit and intend to defend vigorously against such claims. Because the lawsuit was so recently filed, it is premature to further comment on the lawsuit at this time.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

            (a)    Exhibits

                   2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 (filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of the Registration Statement of APF on Form S-4, File No. 74329.)

                   3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

                   4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278-01 on Form S-1 and incorporated herein by reference.)

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

                   27    Financial Data Schedule (Filed herewith.)

            (b)    Reports on Form 8-K

                   Current Report on Form 8-K dated March 11, 1999 and filed March 12, 1999, describing the proposed Merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 1999.


                                 By:       CNL INCOME FUND XII, LTD.
                                           General Partner


                                          By:    /s/ James M. Seneff, Jr.
                                                 -------------------------------
                                                 JAMES M. SENEFF, JR.
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


                                          By:    /s/ Robert A. Bourne
                                                 -------------------------------
                                                 ROBERT A. BOURNE
                                                 President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)