Form 10-K/A
period 1997-12-31
CNL INCOME FUND XII LTD
filed 1999-07-30
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 Amendment No. 2


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

         The Form 10-K of CNL Income Fund XII, Ltd. for the year ended December 31, 1997 is being amended to provide additional disclosure under Item 1. Business, Item 2. Properties and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Short-Term Liquidity and Long-Term Liquidity.


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


         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture (as described in Note 6 to the financial statements in Item 8 of this report) and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas, and reinvested the sales proceeds, along with additional funds, in Middleburg Joint Venture. As a result of the above transactions, the
Partnership owned 48 Properties as of December 31, 1997. The 48 Properties include interests in four Properties owned by joint ventures in which the Partnership is co-venturer. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Major Tenants


         During  1997,  three  lessees (or group of  affiliated  lessees) of the
Partnership, (i) Long John Silver's, Inc., (ii) Foodmaker, Inc. and (iii) Flagstar Enterprises, Inc., Denny's, Inc. and Quincy's Restaurants, Inc. (which are affiliated entities under common control of Flagstar Corporation) (hereinafter referred to as Flagstar Corporation), each contributed more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from four Properties owned by joint ventures). As of December 31, 1997, Long John Silver's, Inc. was the lessee under leases relating to eight restaurants, Foodmaker, Inc. was the lessee under leases relating to ten restaurants and Flagstar Corporation was the lessee under leases relating to 15 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these three lessees or group of affiliated lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 1998 and subsequent years. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental income during 1997 (including the Partnership's share of rental income from four Properties owned by joint ventures). In subsequent years, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income. As of December 31, 1997, Foodmaker, Inc. and Flagstar Corporation each leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements


         The Partnership has entered into four separate joint venture arrangements: Williston Real Estate Joint Venture with CNL Income Fund X, Ltd., an affiliate of the General Partners, to hold one Property; Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XI, Ltd., affiliates of the General Partners , to hold one Property; Kingsville Real Estate Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to hold one Property; and Middleburg Joint Venture with CNL Income Fund VIII, Ltd., an affiliate of the General Partners, to purchase and hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 59 percent interest in Williston Real Estate Joint Venture, an 18.61% interest in Des Moines Real Estate Joint Venture, a 31.13% interest in Kingsville Real Estate Joint Venture and an 87.54% interest in Middleburg Joint Venture. The

Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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


         The use of joint venture arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.


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


Item 2.  Properties


         As of December 31, 1997, the Partnership owned 48 Properties. Of the 48 Properties, 44 are owned by the Partnership in fee simple and four are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation filed with this report for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 9,200 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.


         The following table lists the Properties owned by the Partnership as of December 31, 1997 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with this report.

         State                                      Number of Properties

         Alabama                                                 1
         Arizona                                                 5
         California                                              2
         Florida                                                 4
         Georgia                                                 5
         Louisiana                                               1
         Missouri                                                2
         Mississippi                                             2
         North Carolina                                          6
         New Mexico                                              1
         Ohio                                                    2
         South Carolina                                          2
         Tennessee                                               5
         Texas                                                   9
         Washington                                              1
                                                            ------
         TOTAL PROPERTIES:                                      48
                                                            ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1997, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1997, the aggregate cost basis of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $36,384,555 and $4,397,441, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 1997 by Restaurant Chain.

         Restaurant Chain                    Number of Properties

         Burger King                                    2
         Denny's                                        9
         Golden Corral                                  2
         Hardee's                                      11
         Jack in the Box                               10
         KFC                                            1
         Long John Silver's                             9
         Mill Avenue Sports Rock Cafe                   1
         Quincy's                                       1
         Shoney's                                       2
                                                   ------
         TOTAL PROPERTIES                              48
                                                   ======


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


         Leases. The Partnership leases the Properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make such capital expenditures as may be reasonably necessary to refurbish buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its Restaurant Chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the Properties owned by the Partnership are described in Item 1. Business - Leases.

         At December 31, 1997, 1995, 1994, and 1993 all of the Properties were occupied. At December 31, 1996, 98% of the Properties were leased. The following is a schedule of the average annual rent for each of the five years ended December 31:

                                                          For the Year Ended December 31:
                                   1997            1996              1995               1994            1993
                              -----------        -----------      ----------        -----------      ----------
    Rental Income (1)          $4,443,606        $4,442,092       $4,489,250        $4,485,134      $3,341,215
    Properties                         48                48               48                48              48
    Average Rent per Unit         $92,575           $92,544          $93,526           $93,440         $69,609


(1) Rental revenues include the Partnership's share of rental revenues from the four Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

    The following is a schedule of lease expirations for leases in place as of December 31, 1997 for each of the ten years beginning with 1998 and thereafter.

                                                                                            Percentage of
                                            Number              Annual Rental                Gross Annual
        Expiration Year                 of Leases                 Revenues                  Rental Income
              1998                              -                           -                           -
              1999                              -                           -                           -
              2000                              -                           -                           -
              2001                              -                           -                           -
              2002                              -                           -                           -
              2003                              -                           -                           -
              2004                              -                           -                           -
              2005                              -                           -                           -
              2006                              -                           -                           -
              2007                              2                     257,662                       5.88%
              Thereafter                       46                   4,126,177                      94.12%
                                          -------             ---------------              --------------
              Totals                           48                   4,383,839                     100.00%
                                          =======             ===============              ==============


      Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1997 (see Item 1. Business Major Tenants), are substantially the same as those described in Item 1.
Business - Leases.

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




 Competition


      The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

      At the time the Partnership elects to dispose of its Properties, other than as a result of the exercise of tenant options to purchase Properties, the Partnership will be in competition with other persons and entities to locate purchasers for its Properties.

                                     PART II


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

      None of the Properties owned by the Partnership or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.


      Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in an additional Property, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1997, the Partnership had $1,706,415 invested in such short-term investments as compared to $1,800,601 at December 31, 1996. As of December 31, 1997, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1997, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

Short-Term Liquidity

      The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.



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

      The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,825,008 for each of the years ended December 31, 1997 and 1996, and $3,870,007 for the year ended December 31, 1995. This represents a distribution of $0.85 per Unit for each of the years ended December 31, 1997 and 1996, and $0.86 per Unit for the year ended December 31, 1995. No amounts distributed or to be distributed to the Limited Partners for the years ended December 31, 1997, 1996 and 1995, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.


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


Long-Term Liquidity

      The Partnership has no long-term debt or other long-term liquidity requirements.


Results of Operations

        During the years ended December 31, 1996 and 1995, the Partnership owned and leased 45 wholly owned Properties (including one Property in Houston, Texas, which was sold in April 1996). During 1997, the Partnership owned and leased 44 wholly owned Properties. In addition, during 1995, the Partnership was a co-venturer in three separate joint ventures that each owned and leased one Property, and during 1996 and 1997, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property. As of December 31, 1997, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,900 to $213,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years

(generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business -Leases and Item 2. Properties, respectively.


      During the years ended December 31, 1997, 1996 and 1995, the Partnership earned $4,102,842, $4,165,640 and $4,330,100, respectively, in rental income from operating leases and earned income from direct financing leases from Properties wholly owned by the Partnership. The decrease in rental and earned income during 1997 and 1996, each as compared to the previous year, is primarily attributable to a decrease of approximately $51,800 and $136,500 during the years ended December 31, 1997 and 1996, respectively, as a result of the sale of the Property in Houston, Texas, in April 1996, as discussed above in "Capital Resources."

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


      In addition, for the years ended December 31, 1997, 1996 and 1995, the Partnership earned $277,325, $200,499 and $81,582, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 1997 and 1996, each as compared to the previous year, is primarily due to the fact that the Partnership invested in Middleburg Joint Venture in May 1996, as described above in "Capital Resources."

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


      The decrease in operating expenses during 1997, was partially offset by an increase in depreciation expense as a result of the reclassification of the lease relating to the Property in Tempe, Arizona, from a direct financing lease to an operating lease, as described above in "Capital Resources." The increase in operating expenses during 1996, as compared to 1995, was partially offset by a decrease in depreciation expense during the year ended December 31, 1996, as a result of the sale of the Property located in Houston, Texas, in April 1996, as described above in "Capital Resources."

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


      As a result of the sale of the Property in Houston, Texas, as described above in "Capital Resources," the Partnership recognized a loss of $15,355 for financial reporting purposes for the year ended December 31, 1996. The loss was primarily due to acquisition fees and miscellaneous acquisition expenses that the Partnership had allocated to this Property. No Properties were sold during 1995 and 1997.

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

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of July, 1999.

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


Signature                               Title                                   Date
/s/ Robert A. Bourne                President, Treasurer and Director        July 29, 1999
--------------------------          (Principal Financial and Accounting
Robert A. Bourne                    Officer)


/s/ James M. Seneff, Jr.            Chief Executive Oficer and Director      July 29, 1999
--------------------------          (Principal Executive Officer)
James M. Seneff, Jr.


