Form 10-Q
period 1999-06-30
CNL INCOME FUND XII LTD
filed 1999-08-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 1999
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

  For the transition period from _____________________ to ____________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                                        59-3078856
------------------------------------------------------              ------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                    Identification No.)


400 East South Street
Orlando, Florida                                                                         32801
------------------------------------------------------              ------------------------------------------------
      (Address of principal executive offices)                                        (Zip Code)


Registrant's telephone number
(including area code)                                                               (407) 650-1000
                                                                    ------------------------------------------------


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





Part I                                                                    Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets

                  Condensed Statements of Income

                  Condensed Statements of Partners' Capital

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                                June 30,              December 31,
                                                                                  1999                    1998
                                                                           -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $1,952,802 and
       $1,795,099, respectively, and allowance for
       loss on building of $206,535 in 1998                                      $ 20,087,965            $ 20,703,333
   Net investment in direct financing leases                                       12,378,531              12,471,978
   Investment in joint ventures                                                     2,722,141               2,522,004
   Mortgage note receivable                                                            54,294                      --
   Cash and cash equivalents                                                        2,484,668               2,362,980
   Receivables, less allowance for doubtful accounts
       of $3,620 and $214,633, respectively                                            79,416                  16,862
   Prepaid expenses                                                                    17,622                   7,038
   Lease costs, less accumulated amortization
       of $4,252 and $3,256, respectively                                              25,301                  26,297
   Accrued rental income, less allowance for doubtful
       accounts of $6,323 in 1999 and 1998                                          2,624,549               2,524,406
                                                                           -------------------     -------------------

                                                                                 $ 40,474,487            $ 40,634,898
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   99,964              $   21,195
   Accrued and escrowed real estate taxes payable                                      20,302                  10,137
   Distributions payable                                                              956,252               1,091,252
   Due to related party                                                                28,712                  24,025
   Rents paid in advance and deposits                                                  36,808                  97,448
                                                                           -------------------     -------------------
       Total liabilities                                                            1,142,038               1,244,057

   Commitments and Contingencies (Note 5)

   Partners' capital                                                               39,332,449              39,390,841
                                                                           -------------------     -------------------

                                                                                  $40,474,487             $40,634,898
                                                                           ===================     ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                  Six Months Ended
                                                                 June 30,                         June 30,
                                                           1999            1998             1999             1998
                                                        ------------    ------------     ------------     ------------
Revenues:
    Rental income from operating leases                    $629,748        $658,592       $1,234,632      $
                                                                                                           1,285,138
    Adjustments to accrued rental income                         --        (224,867 )             --        (224,867  )
    Earned income from direct financing leases              372,240         390,877          748,574         798,551
    Contingent rental income                                  2,311           6,295            4,682          13,717
    Interest and other income                                25,180          29,430           44,935          44,682
                                                        ------------    ------------     ------------     ------------
                                                          1,029,479         860,327        2,032,823       1,917,221
                                                        ------------    ------------     ------------     ------------

Expenses:
    General operating and administrative                     31,597          31,541           78,881          66,006
    Professional services                                    11,435              --           22,576          12,986
    Bad debt expense                                             --          75,699               --          84,667
    Management fees to related party                         10,925          10,971           21,455          21,551
    Real estate taxes                                         1,371           1,152            3,496           1,152
    State and other taxes                                        --             405           20,764          17,653
    Depreciation and amortization                            84,071          80,078          168,777         160,072
    Transaction costs                                        92,263              --          127,682              --
                                                        ------------    ------------     ------------     ------------
                                                            231,662         199,846          443,631         364,087
                                                        ------------    ------------     ------------     ------------

Income Before Equity in Earnings (Loss) of
    Joint Ventures and Gain on Sale of Land and
    Building                                                797,817         660,481        1,589,192       1,553,134

Equity in Earnings (Loss) of Joint Ventures                 119,068         (43,758 )        190,206          21,892

Gain on Sale of Land and Building                            74,714              --           74,714              --
                                                        ------------    ------------     ------------     ------------

Net Income                                                $ 991,599       $ 616,723       $1,854,112      $
                                                                                                           1,575,026
                                                        ============    ============     ============     ============

Allocation of Net Income:
    General partners                                       $  9,270        $  6,167         $ 17,895       $  15,750
    Limited partners                                        982,329         610,556        1,836,217       1,559,276
                                                        ------------    ------------     ------------     ------------

                                                          $ 991,599       $ 616,723       $1,854,112      $1,575,026
                                                        ============    ============     ============     ============

Net Income Per Limited Partner Unit                        $   0.22        $   0.14         $   0.41        $   0.35
                                                        ============    ============     ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000       4,500,000        4,500,000       4,500,000
                                                        ============    ============     ============     ============



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                     Six Months Ended                Year Ended
                                                                         June 30,                   December 31,
                                                                           1999                         1998
                                                                 -------------------------     -----------------------
General partners:
    Beginning balance                                                       $     223,305               $     192,411
    Net income                                                                     17,895                      30,894
                                                                 -------------------------     -----------------------
                                                                                  241,200                     223,305
                                                                 -------------------------     -----------------------

Limited partners:
    Beginning balance                                                          39,167,536                  40,224,901
    Net income                                                                  1,836,217                   2,902,643
    Distributions ($0.43 and $0.88 per
       limited partner unit, respectively)                                     (1,912,504 )                (3,960,008 )
                                                                 -------------------------     -----------------------
                                                                               39,091,249                  39,167,536
                                                                 -------------------------     -----------------------

Total partners' capital                                                   $    39,332,449              $   39,390,841
                                                                 =========================     =======================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               1999                 1998
                                                                          ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,837,011          $2,183,206
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                    467,300                  --
       Investment in joint venture                                               (135,825 )                --
       Collections on mortgage note receivable                                        706                  --
       Payment of lease costs                                                          --              (3,500 )
                                                                          ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                                      332,181              (3,500 )
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,047,504 )        (1,912,504 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (2,047,504 )        (1,912,504 )
                                                                          ----------------     ---------------

Net Increase in Cash and Cash Equivalents                                         121,688             267,202

Cash and Cash Equivalents at Beginning of Period                                2,362,980           1,706,415
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                     $2,484,668          $1,973,617
                                                                          ================     ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Mortgage note accepted in exchange for
          sale of land and building                                             $  55,000              $   --
                                                                          ================     ===============

       Distributions declared and unpaid at
          end of period                                                         $ 956,252           $ 956,252
                                                                          ================     ===============




           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.       Land and Buildings on Operating Leases:

         At December 31, 1998, the Partnership had recorded an allowance for loss on building of $206,535 relating to the property in Morganton, North Carolina, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for this property. In May 1999, the Partnership sold this property to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining net sales proceeds in the form of a promissory note (See Note 3), resulting in a gain of $74,714 for financial reporting purposes. This gain, when netted against the allowance recorded at December 31, 1998, resulted in a total net loss of approximately $131,800.

3.       Mortgage Note Receivable:

         In connection with the sale of the property in Morganton, North Carolina, in May 1999, the Partnership accepted a promissory note in the principal sum of $55,000 collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


4.       Concentration of Credit Risk:

         The following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the six months ended June 30:

                                                             1999                     1998
                                                       -----------------        -----------------
               Jack in the Box                                 $512,334                 $511,296
               Denny's                                          403,411                  377,287
               Hardee's                                         388,484                  392,060
               Golden Corral                                    243,680                      N/A
               Long John Silver's                               236,194                  335,117

         The information denoted by N/A indicates that for the applicable period presented, the chain did not represent more than ten percent of the Partnership's total rental and earned income.

         In June 1998, a tenant, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of its eight Properties and ceased making rental payments to the Partnership. In December 1998 and May 1999, the Partnership sold two of the vacant properties. In July 1999, the Partnership entered into a new lease with a new tenant for the remaining vacant property for which rental payments are expected to commence in the third quarter of 1999. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues that would result in the event the remaining five leases are rejected could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these properties in a timely manner.

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these restaurant chains could significantly impact the results of operations of the Partnership, if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 1999 and 1998


5.       Commitments and Contingencies:

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,384,248 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $46,951,127 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 1999, the Partnership owned 47 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,837,011 and $2,183,206, for the six months ended June 30, 1999 and 1998, respectively. The decrease in cash from operations for the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, is primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 1999.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct, own and lease one restaurant Property. As of June 30, 1999, the Partnership had contributed approximately $251,100, of which approximately $135,800 was contributed during the six months ended June 30, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of June 30, 1999, the Partnership owned an approximate 28 percent interest in the profits and losses of the joint venture.

         In May 1999, the Partnership sold its Property in Morganton, North Carolina, to an unrelated third party for $550,000 and received $467,300 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $55,000. The Partnership had recorded an allowance for loss on building relating to this Property of $206,535 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for this Property. At June 30, 1999 the Partnership recorded a gain relating to the sale of this Property of $74,714, for financial reporting purposes, resulting in an overall net loss relating to the sale of this Property of approximately $131,800. The promissory note is collateralized by a mortgage on the Property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. Net sales proceeds of $467,300 received in cash and proceeds received from the collection of this promissory note will be used to reinvest in an additional Property.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 1999, the Partnership had $2,484,668 invested in such short-term investments, as compared to $2,362,980 at December 31, 1998. The funds remaining at June 30, 1999, after payment of distributions and other liabilities, will be used to acquire additional Properties and to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 1999 and 1998 ($956,252 for each of the quarters ended June 30, 1999 and 1998). This represents distributions for each applicable six months of $0.43 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 1999 and 1998. No amounts distributed to the limited partners for the six months ended June 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership decreased to $1,142,038 at June 30, 1999, from $1,244,057 at December 31, 1998, primarily as a result of the Partnership paying in January 1999, a special distribution to the limited partners of $135,000 accrued at December 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1998, the Partnership owned and leased 44 wholly owned Properties (which included one Property sold in December
1998), and during the six months ended June 30, 1999, the Partnership owned and leased 43 wholly owned Properties (which included one Property sold in May 1999) to operators of fast-food and family-style restaurant chains. During the six months ended June 30, 1999 and 1998, the Partnership earned $1,983,206 and $1,858,822, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $1,001,988 and $824,602 of which was earned during the quarters ended June 30, 1999 and 1998, respectively. Rental and earned income was lower during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1999, due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties that it leased. As a result, the tenant ceased making rental payments on the three rejected leases, and during the quarter and six months ended June 30, 1998, the Partnership wrote off accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written-off during the quarter and six months ended June 30, 1999. The effect from the write-off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during the quarter and six months ended June 30, 1998, prior to the tenant vacating the Properties in June 1998. No rental and earned income was recognized during the quarter and six months ended June 30, 1999 from the former tenant. The Partnership has continued receiving rental payments relating to the five leases not rejected by the tenant. In December 1998 and May 1999, the Partnership sold two of the vacant Properties and intends to reinvest the net sales proceeds from the sales of these Properties in additional Properties, as discussed in "Capital Resources". In July 1999, the Partnership entered into a new lease with a new tenant for the remaining vacant Property. In connection with the new lease, the tenant has agreed to pay for all construction costs necessary to convert this Property into a new concept. Conversion of this Property is expected to be completed during the third quarter of 1999, at which time rental payments are expected to commence. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues that would result in the event the remaining five leases are rejected could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner.

         In addition, during the six months ended June 30, 1998, the Partnership owned and leased four Properties indirectly through joint venture arrangements and during the six months ended June 30, 1999, the Partnership owned and leased five Properties indirectly through joint venture arrangements. In connection with the joint venture arrangements, during the six months ended June 30, 1999 and 1998, the Partnership earned $190,206 and $21,892, respectively, of which income of $119,068 and a loss of $43,758 were recognized during the quarters ended June 30, 1999 and 1998, respectively. Net income earned by joint ventures was lower during the quarter and six months ended June 30, 1998, as compared to the quarter and six months ended June 30, 1999, primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 31.13% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $50,800 and $65,900 during the quarter and six months ended June 30, 1998, respectively, in accordance with its collection policy. No such allowance was established during the quarter and six months ended June 30, 1999. In addition, during the quarter and six months ended June 30, 1998, Kingsville Real Estate Joint Venture established a provision for loss on land and net investment in direct financing lease for its Property in Kingsville, Texas for approximately $316,000. The allowance represented the difference between the Property's carrying value at June 30, 1998 and the estimated net realizable value of the Property. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the general partners ceased collection efforts on the past due amounts.

         During the six months ended June 30, 1999, five restaurant chains, Long John Silver's, Hardee's, Jack in the Box, Golden Corral, and Denny's, each accounted for more than ten percent of the Partnership's total rental income (including the Partnership's share of rental income from five Properties owned by joint ventures). During 1998, Long John Silver's Inc. filed for bankruptcy, as described above. It is anticipated that during the remainder of 1999, Jack in the Box, Denny's, Golden Corral, and Hardee's each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         Operating expenses, including depreciation and amortization expense, were $443,631 and $364,087 for the six months ended June 30, 1999 and 1998, respectively, of which $231,662 and $199,846 were incurred during the quarters ended June 30, 1999 and 1998, respectively. The increase in operating expenses during the quarter and six months ended June 30, 1999, as compared to the quarter and six months ended June 30, 1998, was partially a result of the Partnership incurring $92,263 and $127,682 in transaction costs during the quarter and six months ended June 30, 1999, respectively, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described below. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         In addition, the increase in operating expenses during the quarter and six months ended June 30, 1999, was partially attributable to the fact that the Partnership incurred legal, insurance and real estate tax expenses on the two Properties for which the leases were rejected and which were vacant during the quarter and six months ended June 30, 1999, as a result of Long John Silver's, Inc. filing for bankruptcy, as described above. In addition, the increase in operating expenses during the quarter and six months ended June 30, 1999, was partially attributable to an increase in depreciation expense due to the fact that during 1998, the Partnership reclassified these assets from net investment in direct financing leases to land and buildings on operating leases. In May 1999, the Partnership sold one of the vacant Properties and in July 1999 the Partnership entered into a long-term triple net lease with a new tenant for the remaining vacant Property. The new tenant is responsible for real estate taxes, insurance and maintenance; therefore, the general partners do not anticipate that the Partnership will continue to incur these expenses. The Partnership will incur certain expenses such as real estate taxes, insurance, and maintenance relating to one or more of the five Properties still leased by Long John Silver's, Inc. if one or more of the leases are rejected.

         The increase in operating expenses during the quarter and six months ended June 30, 1999 was partially offset by the fact that during the quarter and six months ended June 30, 1998, the Partnership recorded bad debt expense for past due principal and interest amounts relating to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant experienced. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and the general partners ceased collection efforts on the past due amounts.

         As a result of the sale of the Property in Morganton, North Carolina, as described above in "Capital Resources," the Partnership recorded a gain of $74,714 for financial reporting purposes during the quarter and six months ended June 30, 1999. No Properties were sold during the quarter and six months ended June 30, 1998.

Proposed Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,384,248 shares of its common stock, par value $0.01 per share (the "APF Shares") which, for the purposes of valuing the merger consideration, have been valued by APF at $20.00 per APF Share, the price paid by APF investors (after an adjustment for a one for two reverse stock split effective June 3, 1999) in three previous public offerings, the most recent of which was completed in December 1998. In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets were valued on a going concern basis (meaning the Partnership continues unchanged) at $46,951,127 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the fourth quarter of 1999, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

         On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF and CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure

         The Year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. As of June 30, 1999 the Partnership did not have any information or non-information technology systems. The general partners and certain of the affiliates of the general partners provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the affiliates of the general partners consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates of the general partners are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates of the general partners have no internally generated programmed software coding to correct because substantially all of the software utilized by the general partners and affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's Properties is the responsibility of the tenants of the Properties in accordance with the terms of the Partnership's leases.

         In early 1998, the general partners and affiliates formed a Year 2000 team, for the purpose of identifying, understanding and addressing the various issues associated with the Year 2000 problem. The Y2K Team consists of the general partners and members from certain of the affiliates of the general partners, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management. The Y2K Team's initial step in assessing the Partnership's Year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential Year 2000 problems. The Y2K Team is in the process of conducting inspections, interviews and tests to identify which of the Partnership's systems could have a potential Year 2000 problem.

         The information system of the affiliates of the general partners is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team is in the process of contacting the respective vendors and manufacturers to verify the Year 2000 compliance of their products. In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has a material third party relationship, including the Partnership's tenants, vendors, financial institutions and the Partnership's transfer agent. The Partnership depends on its tenants for rents and cash flows, its financial institutions for availability of cash and its transfer agent to maintain and track investor information. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates of the general partners. Although the general partners continue to receive positive responses from the companies with which the Partnership has third party relationships regarding their Year 2000 compliance, the general partners cannot be assured that the tenants, financial institutions, transfer agent, other vendors and system providers have adequately considered the impact of the Year 2000. The general partners are not able to measure the effect on the operations of the Partnership of any third party's failure to adequately address the impact of the Year 2000.

         The general partners and their affiliates have identified and have implemented upgrades for certain hardware equipment. In addition, the general partners and their affiliates have identified certain software applications which will require upgrades to become Year 2000 compliant. The general partners expect that all of these upgrades, as well as any other necessary remedial measures on the information technology systems used in the business activities and operations of the Partnership, to be completed by September 30, 1999, although, the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible Year 2000 issues. The general partners do not expect the aggregate cost of the Year 2000 remedial measures to be material to the results of operations of the Partnership.

         The general partners and their affiliates have received certification from the Partnership's transfer agent of its Year 2000 compliance. Due to the material relationship of the Partnership with its transfer agent, the Y2K Team is evaluating the Year 2000 compliance of the systems of the transfer agent and expects to have the evaluation completed by September 30, 1999. Despite the positive response from the transfer agent and the evaluation of the transfer agent's system by the Y2K Team, the general partners cannot be assured that the transfer agent has addressed all possible Year 2000 issues. In the event that the systems of the transfer agent are not Year 2000 compliant, the general partners and their affiliates will have to allocate resources to internally perform the functions of the transfer agent. The general partners do not anticipate that the additional cost of these resources would have a material impact on the Partnership.

         Based upon the progress the general partners and their affiliates have made in addressing the Year 2000 issues and their plan and timeline to complete the compliance program, the general partners do not foresee significant risks associated with Year 2000 compliance at this time. The general partners and their affiliates plan to address their significant Year 2000 issues prior to the Partnership being affected by them; therefore, we have not developed a comprehensive contingency plan. However, if the general partners and their affiliates identify significant risks related to their Year 2000 compliance, or if their progress deviates from the anticipated timeline, the general partners and their affiliates will develop contingency plans as deemed necessary at that time.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Partnership has provided a fixed rate mortgage note to a borrower. The general partners believe that the estimated fair value of the mortgage note at June 30, 1999 approximated the outstanding principal amounts. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                                Mortgage note
                                                  Fixed Rate
                                         -----------------------------

                   1999                              $ 4,362
                   2000                                9,421
                   2001                               10,433
                   2002                               11,554
                   2003                               12,796
                   Thereafter                          5,728
                                                -------------

                                                     $54,294
                                                =============

                           PART II. OTHER INFORMATION


Item 1.     Legal Proceedings.

            On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.

            On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

Item 2.     Changes in Securities.       Inapplicable.

Item 3.     Default upon Senior Securities.   Inapplicable.

Item 4.     Submission of Matters to a Vote of Security Holders.   Inapplicable.

Item 5.     Other Information.        Inapplicable.

Item 6.     Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                    2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999 and as amended June 4, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 1 to the Registration Statement of APF on Form S-4, File No. 74329.)

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

                    27         Financial Data Schedule (Filed herewith.)

               (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of August, 1999.


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