Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XII LTD
filed 1999-10-29
CIK 879982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                Amendment No. 1
(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998
                                            -----------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to  _________________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes      X      No  __________
                                        ---------

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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business, Item 2. Properties, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data.

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture (as described in Note 6 to the financial statements in Item 8 of this report) and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas and reinvested the sales proceeds, along with additional funds, in Middleburg Joint Venture. During the year ended December 31, 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. In addition, during 1998, the Partnership sold the Property in Monroe, North Carolina. As a result of the above transactions, as of December 31, 1998, the Partnership owned 48 Properties. The 48 properties include five Properties owned by joint ventures in which the Partnership is co-venturer. The Partnership leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Certain lessees also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     During 1998, the tenant of the Property in Kingsville Real Estate Joint Venture experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. In January 1999, Kingsville Real Estate Joint Ventu re entered into a five year lease with a new tenant.

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

Joint Venture Arrangements

     The Partnership has entered into the following separate joint venture arrangements: Williston Real Estate Joint Venture with CNL Income Fund X, Ltd., an affiliate of the General Partners, to hold one Property; Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XI, Ltd., affiliates of the General Partners, to hold one Property; Kingsville Real Estate Joint Venture with CNL Income Fund IV, Ltd., an affiliate of the General Partners, to hold one Property; Middleburg Joint Venture with CNL Income Fund VIII, Ltd., an affiliate of the General Partners, to purchase and hold one Property; and Columbus Joint Venture with CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd., affiliates of the General Partners, to hold one Property. Each of the affiliates is a limited partnership organized pursuant to the laws of the State of Florida.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 59.05% interest in Williston Real Estate Joint Venture, an 18.61% interest in Des Moines Real Estate Joint Venture, a 31.13% interest in Kingsville Real Estate Joint Venture, an 87.54% interest in Middleburg Joint Venture and a 27.72% interest in Columbus Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

     Each joint venture has an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an even t of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

     Net cash flow from operations of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, and Columbus Joint Venture is distributed 59.05 percent, 18.61%, 31.13% 87.54% and 27.72%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

Item 2. Properties

     As of December 31, 1998, the Partnership owned 48 Properties. Of the 48 Properties, 43 are owned by the Partnership in fee simple and five are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses. This schedule was filed with the Partnership's Form 10-K for the year ended December 31, 1998.

Description of Properties

     Land. The Partnership's Property sites range from approximately 9,200 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation filed with the Partnership's Form 10-K for the year ended December 31, 1998.

          State                                   Number of Properties
          -----                                   --------------------
          Alabama                                         1
          Arizona                                         5
          California                                      2
          Florida                                         4
          Georgia                                         5
          Louisiana                                       1
          Missouri                                        2
          Mississippi                                     2
          North Carolina                                  5
          New Mexico                                      1
          Ohio                                            3
          South Carolina                                  2
          Tennessee                                       5
          Texas                                           9
          Washington                                      1
                                                     ------
          TOTAL PROPERTIES:                              48
                                                     ======

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1998, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1998, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $35,828,091 and $5,272,142, respectively.

     The following table lists the Properties owned by the Partnership as of December 31, 1998 by Restaurant Chain.

          Restaurant Chain                        Number of Properties
          ----------------                        --------------------
          Arby's                                           1
          Burger King                                      2
          Denny's                                          9
          Golden Corral                                    2
          Hardee's                                        11
          Jack in the Box                                 10
          KFC                                              1
          Long John Silver's                               8
          Quincy's                                         1
          Shoney's                                         2
          Other                                            1
                                                     -------
          TOTAL PROPERTIES:                               48
                                                     =======

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

     As of December 31, 1998, 1997, 1996, 1995 and 1994 the Properties were 96%, 100%, 98%, 100% and 100% occupied, respectively. The following is a schedule of the average annual rent for each of the five years ended December 31:


                                                           For the Year Ended December 31:
                                   1998                 1997                 1996                 1995                 1994
                                ----------           ----------           ----------           ----------           ----------
Rental Income (1)               $4,247,369           $4,443,606           $4,442,092           $4,489,250           $4,485,134
Properties (2)                          48                   48                   48                   48                   48
Average per Unit                $   88,487           $   92,575           $   92,544           $   93,526           $   93,440

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1998 for each of the ten years beginning with 1999 and thereafter.

                                                                                                    Percentage of
                                         Number                     Annual Rental                    Gross Annual
   Expiration Year                      of Leases                     Revenues                      Rental Income
----------------------            ------------------             ------------------            ---------------------
        1999                                --                               --                               --
        2000                                --                               --                               --
        2001                                --                               --                               --
        2002                                --                               --                               --
        2003                                --                               --                               --
        2004                                 1                           81,228                             1.92%
        2005                                --                               --                               --
        2006                                --                               --                               --
        2007                                 2                          257,662                             6.09%
        2008                                --                               --                               --
      Thereafter                            43                        3,893,730                            91.99%
                                          ----                        ---------                           ------
        Totals                              46                        4,232,620                           100.00%
                                          ====                        =========                           ======

(1)  Excludes two Properties which were vacant at December 31, 1998.

     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1998 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

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

     None of the Properties owned by the Partnership, or the joint ventures in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, CDs and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to partners. At December 31, 1998, the Partnership had $2,362,980 invested in such short-term investments as compared to $1,706,415 at December 31, 1997. The increase in cash and cash equivalents during 1998, is primarily due to the receipt of $483,549 in net sales proceeds from the 1998 sale of the Property in Monroe, North Carolina. As of December 31, 1998, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately three percent annually. The funds remaining at December 31, 1998, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

     During the years ended December 31, 1998, 1997, and 1996, the Partnership earned $3,862,390, $4,102,842, and $4,165,640, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from Properties wholly owned by the Partnership. Rental and earned income decreased approximately $136,300 during 1998, as compared to 1997, primarily due to the fact that in June 1998, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of its eight leases. As a result, the tenant ceased making rental payments on the three rejected leases. As of March 11, 1999, the Partnership has continued receiving rental payments relating to the five leases not rejected by the tenant. In conjunction with the three rejected leases, during 1998, the Partnership wrote off approximately $224,900 of accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles). In December 1998, the Partnership sold one of the vacant Properties, as described above in "Capital Resources," and intends to reinvest the net sales proceeds from the sale of this Property in an additional Property. The Partnership will not recognize any rental and earned income from these two vacant Properties until new tenants for these Properties are located, or until the Properties are sold and the proceeds from such sales are reinvested in additional Properties. While Long John Silver's, Inc. has not rejected or affirmed the remaining five leases, there can be no assurance that some or all of the leases will not be rejected in the future. The lost revenues resulting from the two vacant Properties, as described above, and the possible rejection of the remaining five leases could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease these Properties in a timely manner. The General Partners are currently seeking either new tenants or buyers for the two remaining, vacant Properties.

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

     As a result of the sales of the Properties in Monroe, North Carolina and Houston, Texas, as described above in "Capital Resources," the Partnership recognized losses of $104,374 and $15,355 for financial reporting purposes for the years ended December 31, 1998 and 1996, respectively. No Properties were sold during 1997.

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

Proposed Merger

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. As consideration for the Merger, APF has agreed to issue 4,768,496 APF Shares. In order to assist the General Partners in evaluating the proposed merger consideration, the General Partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $46,951,127 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former Limited Partners. At a special meeting of the Limited Partners that is expected to be held in the fourth quarter of 1999, Limited Partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the Limited Partners at the special meeting approve the Merger, APF will own the Properties and other assets of the Partnership. The General Partners intend to recommend that the Limited Partners of the Partnership approve the Merger. In connection with their recommendation, the General Partners will solicit the consent of the Limited Partners at the special meeting.

Year 2000 Readiness Disclosure

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Information and Non-Information Technology Systems

     The Partnership does not have any information or non-information technology systems. The General Partners and their affiliates provide all services requiring the use of information and non-information technology systems pursuant to a management agreement with the Partnership. The information technology system of the General Partners' affiliates consists of a network of personal computers and servers built using hardware and software from mainstream suppliers. The non-information technology systems of the affiliates are primarily facility related and include building security systems, elevators, fire suppressions, HVAC, electrical systems and other utilities. The affiliates have no internally generated programmed software coding to correct, because substantially all of the software utilized by the affiliates is purchased or licensed from external providers. The maintenance of non-information technology systems at the Partnership's restaurant properties is the responsibility of the tenants of such properties in accordance with the terms of the Partnership's leases.

The Y2K Team

     In early 1998, the General Partners and their affiliates formed a Year 2000 committee (the "Y2K Team") for the purpose of identifying, understanding and addressing the various issues associated with the year 2000 problem. The Y2K Team consists of the General Partners and members from their affiliates, including representatives from senior management, information systems, telecommunications, legal, office management, accounting and property management.

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consists of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

     The information system of the General Partners' affiliates is comprised of hardware and software applications from mainstream suppliers. Accordingly, the Y2K Team has contacted and is evaluating documentation from the respective vendors and manufacturers to verify the year 2000 compliance of their products. The Y2K Team has also requested and is evaluating documentation from the non-information technology systems providers of the affiliates.

     In addition, the Y2K Team has requested and is evaluating documentation from other companies with which the Partnership has material third party relationships. Such third parties, in addition to the providers of information and non-information technology systems, consist of the Partnership's transfer agent and financial institutions. The Partnership depends on its transfer agent to maintain and track investor information and its financial institutions for availability of cash.

     As of September 15, 1999, the Y2K Team had received responses from approximately 60% of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the General Partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. The Y2K Team is in the process of evaluating the responses and expects to complete this process by October 31, 1999. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades of the hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the General Partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

     The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners do not expect that the Partnership will incur any costs in connection with year 2000 remedial measures.

Assessing the Risks to the Partnership of Non-Compliance and Developing Contingency Plans

Risk of Failure of Information and Non-Information Technology Systems Used by the Partnership

     The General Partners believe that the reasonably likely worst case scenario with regard to the information and non-information technology systems used by the Partnership is the failure of one or more of these systems as a result of year 2000 problems. Because the Partnership's major source of income is rental payments under long-term triple-net leases, any failure of information or non-information technology systems used by the Partnership is not expected to have a material impact on the results of operations of the Partnership. Even if such systems failed, the payment of rent under the Partnership's leases would not be affected. In addition, the Y2K Team is expected to correct any Y2K problems within the control of the General Partners and their affiliates before the year 2000.

     The Y2K Team has determined that a contingency plan to address this risk is not necessary at this time. However, if the Y2K Team identifies additional risks associated with the year 2000 compliance of the information or non-information technology systems used by the Partnership, the Y2K Team will develop a contingency plan if deemed necessary at that time.

Risk of Inability of Transfer Agent to Accurately Maintain Partnership Records

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's transfer agent is that the transfer agent will fail to achieve year 2000 compliance of its systems and will not be able to accurately maintain the records of the Partnership. This could result in the inability of the Partnership to accurately identify its Limited Partners for purposes of distributions, delivery of disclosure materials and transfer of units. The Y2K Team has received certification from the Partnership's transfer agent of its year 2000 compliance. Despite the positive response from the transfer agent, the General Partners cannot be assured that the transfer agent has addressed all possible year 2000 issues.

     The Y2K Team has developed a contingency plan pursuant to which the General Partners and their affiliates would maintain the records of the Partnership manually, in the event that the systems of the transfer agent are not year 2000 compliant. The General Partners and their affiliates would have to allocate resources to internally perform the functions of the transfer agent. The General Partners do not anticipate that the additional cost of these resources would have a material impact on the results of operations of the Partnership.

Risk of Loss of Short-Term Liquidity from Failure of Financial Institutions to Achieve Year 2000 Compliance

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's financial institutions is that some or all of its funds on deposit with such financial institutions may be temporarily unavailable. The Y2K Team has received responses from 93% of the Partnership's financial institutions indicating that their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. Despite the positive responses from the financial institutions, the General Partners cannot be assured that the financial institutions have addressed all possible year 2000 issues. The loss of short-term liquidity could affect the Partnership's ability to pay its expenses on a current basis. The General Partners do not anticipate that a loss of short-term liquidity would have a material impact on the results of operations of the Partnership.

     Based upon the responses received from the Partnership's financial institutions and the inability of the Y2K Team to identify a suitable alternative for the deposit of funds that is not subject to potential year 2000 problems, the Y2K Team has determined not to develop a contingency plan to address this risk.

Risks of Late Payment or Non-Payment of Rent by Tenants

     The General Partners believe that the reasonably likely worst case scenario with regard to the Partnership's tenants is that some of the tenants may make rental payments late as the result of the failure of the tenants to achieve year 2000 compliance of their systems used in the payment of rent, the failure of the tenant's financial institutions to achieve year 2000 compliance, or the temporary disruption of the tenants' businesses. The Y2K Team is in the process of requesting responses from the Partnership's tenants indicating the extent to which their systems are currently year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000. The General Partners cannot be assured that the tenants have addressed all possible year 2000 issues. The late payment of rent by one or more tenants would affect the results of operations of the Partnership in the short-term.

     The General Partners are also aware of predictions that the year 2000 problem, if uncorrected, may result in a global economic crisis. The General Partners are not able to determine if such predictions are true. A widespread disruption of the economy could affect the ability of the Partnership's tenants to pay rent and, accordingly, could have a material impact on the results of operations of the Partnership.

     Because payment of rent is under the control of the Partnership's tenants, the Y2K Team is not able to develop a contingency plan to address these risks. In the event of late payment or non-payment of rent, the General Partners will assess the remedies available to the Partnership under its lease agreements.

Item 8. Financial Statements and Supplementary Data

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                                   CONTENTS
                                   --------


                                                            Page
                                                            ----
Report of Independent Accountants                             18

Financial Statements:

 Balance Sheets                                               19

 Statements of Income                                         20

 Statements of Partners' Capital                              21

 Statements of Cash Flows                                     22

 Notes to Financial Statements                                24

                       Report of Independent Accountants
                       ---------------------------------


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


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 27, 1999, except for Note 11 for which the date is March 11, 1999

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                                BALANCE SHEETS
                                --------------

                                                                        December 31,
                                                                 1998                  1997
                                                             -----------           -----------
                   ASSETS
                   ------
Land and buildings on operating leases, less
  accumulated depreciation and allowance for
  loss on building                                           $20,703,333           $20,820,279
Net investment in direct financing leases                     12,471,978            13,656,265
Investment in joint ventures                                   2,522,004             2,517,421
Cash and cash equivalents                                      2,362,980             1,706,415
Receivables, less allowance for doubtful
  accounts of $214,633 and $7,482                                 16,862               202,472
Prepaid expenses                                                   7,038                 7,216
Lease costs, less accumulated amortization of
  $3,256 and $1,307                                               26,297                24,746
Accrued rental income, less allowance for
  doubtful accounts of $6,323 in 1998                          2,524,406             2,496,176
                                                             -----------           -----------

                                                             $40,634,898           $41,430,990
                                                             ===========           ===========

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

Accounts payable                                             $    21,195           $    10,558
Accrued and escrowed real estate taxes payable                    10,137                 3,244
Distributions payable                                          1,091,252               956,252
Due to related parties                                            24,025                 6,887
Rents paid in advance and deposits                                97,448                36,737
                                                             -----------           -----------
     Total liabilities                                         1,244,057             1,013,678

Partners' capital                                             39,390,841            40,417,312
                                                             -----------           -----------

                                                             $40,634,898           $41,430,990
                                                             ===========           ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                         Year Ended December 31,
                                                             1998                 1997                 1996
                                                         -----------           -----------          -----------
Revenues:
  Rental income from operating leases                    $ 2,515,351           $ 2,455,312          $ 2,473,574
  Adjustments to accrued rental income                      (224,867)                   --                   --
  Earned income from direct financing                      1,571,906             1,647,530            1,692,066
leases
  Contingent rental income                                    23,433                54,330               67,652
  Interest and other income                                   70,227                87,719              119,267
                                                         -----------           -----------          -----------
                                                           3,956,050             4,244,891            4,352,559
                                                         -----------           -----------          -----------
Expenses:
  General operating and administrative                       148,427               162,593              173,614
  Professional services                                       32,758                28,665               39,121
  Bad debt expense                                           188,990                    --                   --
  Management fees to related parties                          41,537                40,218               40,244
  Real estate taxes                                            8,989                    --                7,891
  State and other taxes                                       17,653                18,496               18,471
  Depreciation and amortization                              344,110               320,030              315,319
  Transaction costs                                           24,282                    --                   --
                                                         -----------           -----------          -----------
                                                             806,746               570,002              594,660
                                                         -----------           -----------          -----------

Income Before Equity in Earnings of Joint
  Ventures, Loss on Sale of Land and
  Buildings, and Provision for Loss on
  Building                                                 3,149,304             3,674,889            3,757,899

Equity in Earnings of Joint Ventures                          95,142               277,325              200,499

Loss on Sale of Land and Buildings                          (104,374)                   --              (15,355)

Provision for Loss on Building                              (206,535)                   --                   --
                                                         -----------           -----------          -----------

Net Income                                               $ 2,933,537           $ 3,952,214          $ 3,943,043
                                                         ===========           ===========          ===========

Allocation of Net Income:
  General partners                                       $    30,894           $    39,522          $    39,533
  Limited partners                                         2,902,643             3,912,692            3,903,510
                                                         -----------           -----------          -----------

                                                         $ 2,933,537           $ 3,952,214          $ 3,943,043
                                                         ===========           ===========          ===========

Net Income Per Limited Partner Unit                      $      0.65           $      0.87          $      0.87
                                                         ===========           ===========          ===========

Weighted Average Number of
  Limited Partner Units Outstanding                        4,500,000             4,500,000            4,500,000
                                                         ===========           ===========          ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1998, 1997 and 1996

                                     General Partners                               Limited Partners
                               ----------------------------  ---------------------------------------------------------------------
                                                Accumulated                               Accumulated    Syndication
                               Contributions     Earnings    Contributions Distributions    Earnings        Costs        Total
                               -------------    -----------  ------------- -------------  ------------  ------------  ------------
Balance, December 31, 1995     $       1,000    $   112,356  $  45,000,000 $ (10,690,019) $ 11,123,278  $ (5,374,544) $ 40,172,071

 Distributions to limited
   partners ($0.85 per
   limited partner unit)                  --             --             --    (3,825,008)           --            --    (3,825,008)
 Net income                               --         39,533             --            --     3,903,510            --     3,943,043
                               -------------    -----------  ------------- -------------  ------------  ------------  ------------

Balance, December 31, 1996             1,000        151,889     45,000,000   (14,515,027)   15,026,788    (5,374,544)   40,290,106

 Distributions to limited
   partners ($0.85 per
   limited partner unit)                  --             --             --    (3,825,008)           --            --    (3,825,008)
 Net income                               --         39,522             --            --     3,912,692            --     3,952,214
                               -------------    -----------  ------------- -------------  ------------  ------------  ------------

Balance, December 31, 1997             1,000        191,411     45,000,000   (18,340,035)   18,939,480    (5,374,544)   40,417,312

 Distributions to limited
   partners ($0.88 per
   limited partner unit)                  --             --             --    (3,960,008)           --            --    (3,960,008)
 Net income                               --         30,894             --            --     2,902,643            --     2,933,537
                               -------------    -----------  ------------- -------------  ------------  ------------  ------------

Balance, December 31, 1998     $       1,000    $   222,305  $  45,000,000 $ (22,300,043) $ 21,842,123  $ (5,374,544) $ 39,390,841
                               =============    ===========  ============= =============  ============  ============  ============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                  Year Ended December 31,
                                                                      1998                 1997                  1996
                                                                  -----------           -----------          -----------
Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                               $ 4,094,016           $ 3,736,731          $ 3,951,047
         Distributions from joint ventures                            205,815               256,653              190,596
         Cash paid for expenses                                      (243,316)             (252,145)            (278,240)
         Interest received                                             60,265                65,749               88,286
            Net cash provided by operating
                                                                  -----------           -----------          -----------
               activities                                           4,116,780             3,806,988            3,951,689
                                                                  -----------           -----------          -----------

      Cash Flows from Investing Activities:
         Proceeds from sale of land and building                      483,549                    --            1,640,000
         Additions to land and buildings on                                                                           --
            operating leases                                               --               (55,000)
         Investment in joint ventures                                (115,256)                   --           (1,645,024)
         Collections on loan to tenant of joint
            venture                                                        --                 4,886                7,741
         Payment of lease costs                                        (3,500)              (26,052)                  --
                                                                  -----------           -----------          -----------
            Net cash provided by (used in)
               investing activities                                   364,793               (76,166)               2,717
                                                                  -----------           -----------          -----------

      Cash Flows from Financing Activities:
         Distributions to limited partners                         (3,825,008)           (3,825,008)          (3,870,008)
                                                                  -----------           -----------          -----------
            Net cash used in financing activities                  (3,825,008)           (3,825,008)          (3,870,008)
                                                                  -----------           -----------          -----------

Net Increase (Decrease) in Cash and Cash
 Equivalents                                                          656,565               (94,186)              84,398

Cash and Cash Equivalents at Beginning of Year                      1,706,415             1,800,601            1,716,203
                                                                  -----------           -----------          -----------

Cash and Cash Equivalents at End of Year                          $ 2,362,980           $ 1,706,415          $ 1,800,601
                                                                  ===========           ===========          ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                                Year Ended December 31,
                                                                     1998                  1997               1996
                                                                 -----------           -----------         -----------
Reconciliation of Net Income to Net Cash
  Provided by Operating Activities:
     Net income                                                  $ 2,933,537           $ 3,952,214         $ 3,943,043
                                                                 -----------           -----------         -----------
     Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Bad debt expense                                         188,990                    --                  --
            Depreciation                                             342,161               317,189             313,319
            Amortization                                               1,949                 2,841               2,000
            Equity in earnings of joint venture,
                net of distributions                                 110,673               (20,672)             (9,903)
            Loss on sale of land and buildings                       104,374                    --              15,355
            Provision for loss on building                           206,535                    --                  --
            Decrease in net investment in direct
                financing leases                                     164,614               132,771             121,597
            Decrease (increase) in receivables                        (3,380)               (4,450)             48,671
            Decrease (increase) in prepaid expenses                      178                  (430)             (4,862)
            Increase in accrued rental income                        (28,230)             (533,121)           (518,502)
            Increase (decrease) in accounts
                payable and accrued expenses                          17,530               (10,207)              8,745
            Increase (decrease) in due to related
                parties                                               17,138                 3,906              (4,269)
            Increase (decrease) in rents paid in
              advance and deposits                                    60,711               (33,053)             36,495
                                                                 -----------           -----------         -----------
                 Total adjustments                                 1,183,243              (145,226)              8,646
                                                                 -----------           -----------         -----------

Net Cash Provided by Operating Activities                        $ 4,116,780           $ 3,806,988         $ 3,951,689
                                                                 ===========           ===========         ===========

Supplemental Schedule of Non-Cash
  Financing Activities:

     Distributions declared and unpaid at
        December 31                                              $ 1,091,252           $   956,252         $   956,252
                                                                 ===========           ===========         ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies:
     -------------------------------

     Organization and Nature of Business - CNL Income Fund XII, Ltd. (the
     -----------------------------------
     "Partnership") is a Florida limited partnership that was organized for the purpose of acquiring both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed, which are leased primarily to operators or franchisees of national and regional fast-food and family-style restaurant chains.

     The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50 percent shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

     Real Estate and Lease Accounting - The Partnership records the acquisition
     --------------------------------
     of land and buildings at cost, including acquisition and closing costs. Land and buildings are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

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

     Investment in Joint Ventures - The Partnership's investments in Des Moines
     ----------------------------
     Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture and Columbus Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

1.   Significant Accounting Policies - Continued:
     -------------------------------------------

     Cash and Cash Equivalents - The Partnership considers all highly liquid
     -------------------------
     investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds (some of which are backed by government securities). Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

     Lease Costs - Brokerage fees associated with negotiating a new lease are
     -----------
     amortized over the term of the new lease using the straight-line method.

     Income Taxes - Under Section 701 of the Internal Revenue Code, all income,
     ------------
     expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

     Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

     Use of Estimates - The general partners of the Partnership have made a
     ----------------
     number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. The more significant areas requiring the use of management estimates relate to the allowance for doubtful accounts and future cash flows associated with long-lived assets. Actual results could differ from those estimates.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

2.   Leases:
     ------

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

3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:

                                                    1998               1997
                                                -----------        -----------
          Land                                  $12,584,387        $12,837,754
          Buildings                              10,120,580          9,443,412
                                                -----------        -----------
                                                 22,704,967         22,281,166

          Less accumulated depreciation          (1,795,099)        (1,460,887)
                                                -----------        -----------
                                                 20,909,868         20,820,279
          Less allowance for loss on
            building                               (206,535)                --
                                                -----------        -----------

                                                $20,703,333        $20,820,279
                                                ===========        ===========

     In March 1997, the Partnership entered into a new lease for the property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs which were completed in May 1997.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

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

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1998:

          1999                                                          $  2,212,548
          2000                                                             2,214,984
          2001                                                             2,224,926
          2002                                                             2,244,948
          2003                                                             2,521,540
          Thereafter                                                      21,695,400
                                                                        ------------

                                                                        $ 33,114,346
                                                                        ============

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                             1998               1997
                                                         ------------       ------------
          Minimum lease payments
            receivable                                   $ 24,790,776       $ 28,413,665
          Estimated residual values                         3,924,188          4,190,941
          Less unearned income                            (16,242,986)       (18,948,341)
                                                         ------------       ------------

          Net investment in direct financing
            leases                                       $ 12,471,978       $ 13,656,265
                                                         ============       ============

     The following is a schedule of future minimum lease payments to be received on direct financing leases at December 31, 1998:

          1999                                                         $ 1,678,170
          2000                                                           1,678,170
          2001                                                           1,678,170
          2002                                                           1,678,170
          2003                                                           1,731,030
          Thereafter                                                    16,347,066
                                                                       -----------

                                                                       $24,790,776
                                                                       ===========

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures:
     ----------------------------

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------
                 Years Ended December 31, 1998, 1997, and 1996

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------

                                                                  1998                1997
                                                               ----------          ----------
          Land and buildings on operating
            leases, less accumulated
            depreciation and allowance for
            loss on land                                       $2,498,504          $1,768,636
          Net investment in direct financing
            leases, less allowance for
            impairment in carrying value                        2,219,798           2,446,688
          Cash                                                      5,671               6,893
          Receivables                                                  --              13,843
          Accrued rental income                                   166,447             157,252
          Other assets                                                283                 443
          Liabilities                                             483,138               7,673
          Partners' capital                                     4,407,565           4,386,082
          Revenues                                                337,881             481,085
          Provision for loss on land and direct
            financing lease                                      (316,113)                 --
          Net income (loss)                                       (38,867)            446,047

     The Partnership recognized income totalling $95,142, $277,325, and $200,499 for the years ended December 31, 1998, 1997, and 1996, respectively, from these joint ventures.

6.   Receivables:
     -----------

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

7.   Allocations and Distributions:
     -----------------------------

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                    1998                1997               1996
                                                                 ----------          ----------         ----------
          Net income for financial
            reporting purposes                                   $2,933,537          $3,952,214         $3,943,043

          Depreciation for tax reporting
            purposes in excess of
            depreciation for financial
            reporting purposes                                     (224,652)           (249,366)          (259,752)

          Direct financing leases recorded as
            operating leases for tax reporting
            purposes                                                164,614             132,771            121,597

          Provision for loss on building                            206,535                  --                 --

          Loss on sale of land and buildings
            for tax reporting purposes less than
            (in excess of) loss for financial
            reporting purposes                                       25,699                  --            (26,151)

          Capitalization of transaction costs for
            tax reporting purposes                                   24,282                  --                 --

          Equity in earnings of joint ventures
            for tax reporting purposes in
            excess of (less than) equity in
            earnings of joint ventures for
            financial reporting purposes                            138,311             (51,481)           (46,345)

          Allowance for doubtful accounts                           207,151             (15,913)           (16,396)

          Accrued rental income                                     (28,230)           (533,121)          (518,502)

          Rents paid in advance                                      60,711             (39,303)            36,495
                                                                 ----------          ----------         ----------

          Net income for federal income tax
            purposes                                             $3,507,958          $3,195,801         $3,233,989
                                                                 ==========          ==========         ==========

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Related Party Transactions:
     --------------------------

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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

9.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties at December 31, 1998 and 1997, totalled $24,025 and $6,887, respectively.

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents rental and earned income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the years ended December 31:

                                                                  1998                1997                1996
                                                               ----------          ----------          ----------
          Foodmaker, Inc.                                      $1,023,630          $1,024,667          $1,024,667
          Flagstar Enterprises, Inc. (and
             Denny's Inc. and Quincy's
             Restaurants, Inc. for the years
             ended December 31, 1997 and
             1996)                                                784,922           1,216,908           1,224,953
          Long John Silver's, Inc.                                508,351             647,829             649,992
          Advantica Restaurant Group,
             Inc. (and Denny's, Inc. and
             Quincy's Restaurants, Inc. for
             the year ended December 31,
             1998)                                                424,742                 N/A                 N/A

     In addition, the following schedule presents total rental and earned income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the years ended December 31:

                                                                  1998                1997                1996
                                                               ----------          ----------          ----------
             Jack in the Box                                   $1,023,630          $1,024,667          $1,024,667
             Hardee's                                             784,922             787,260             791,998
             Denny's                                              782,486             807,547             818,672
             Long John Silver's                                   574,044             713,522             715,685

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996

10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

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

11.  Subsequent Event:
     ----------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 4,768,496 shares of its common stock, par value $0.01 per shares (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the fair value of the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the Partnership's property portfolio and other assets was $46,951,127 as of December 31, 1998. Legg Mason Wood Walker, Incorporated has rendered a

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1998, 1997, and 1996


11.  Subsequent Event - Continued:
     ----------------------------
     fairness opinion that the APF Share consideration, payable by APF, is fair to the Partnership from a financial point of view. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and, therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of October, 1999.

                              CNL INCOME FUND XII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    -------------------------------
                                    ROBERT A. BOURNE, President


                              By:   ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    -------------------------------
                                    ROBERT A. BOURNE


                              By:   JAMES M. SENEFF, JR.
                                    General Partner

                                    /s/ James M. Seneff, Jr.
                                    -------------------------------
                                    JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                               Title                                   Date
              ---------                               -----                                   ----
/s/ Robert A. Bourne                    President, Treasurer and Director                October 28, 1999
----------------------------            (Principal Financial and Accounting
Robert A. Bourne                        Officer)

/s/ James M. Seneff, Jr.                Chief Executive Officer and Director             October 28, 1999
----------------------------            (Principal Executive Officer)
James M. Seneff, Jr.