Form 10-Q
period 1999-09-30
CNL INCOME FUND XII LTD
filed 1999-11-12
CIK 879982

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _______________________ to ______________________


                             Commission file number
                                     0-21558
                     --------------------------------------


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                        59-3078856
----------------------------------------      ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ------

                                    CONTENTS



Part I                                                                    Page
                                                                          ----
   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     9-17

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             18

Part II

   Other Information                                                      19-21

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             September 30,            December 31,
                                                                                  1999                    1998
                                                                           -------------------     -------------------
                               ASSETS
                               ------
   Land and buildings on operating leases, less
     accumulated depreciation of $2,035,987 and
     $1,795,099 in 1999 and 1998, respectively, and
     allowance for loss on building of $206,535 in
     1998                                                                        $ 20,034,780            $ 20,703,333
   Net investment in direct financing leases                                       12,329,657              12,471,978
   Investment in joint ventures                                                     2,703,009               2,522,004
   Mortgage note receivable                                                            53,317                      --
   Cash and cash equivalents                                                        2,629,366               2,362,980
   Receivables, less allowance for doubtful accounts
     of $205 and $214,633 in 1999 and 1998,
     respectively                                                                      13,622                  16,862
   Prepaid expenses                                                                    12,026                   7,038
   Lease costs, less accumulated amortization
     of $5,097 and $3,256 in 1999 and 1998,
     respectively                                                                      40,891                  26,297
   Accrued rental income, less allowance for doubtful
     accounts of $6,323 in 1999 and 1998                                            2,676,676               2,524,406
                                                                           -------------------     -------------------

                                                                                 $ 40,493,344            $ 40,634,898
                                                                           ===================     ===================
                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------
   Accounts payable                                                                $  153,012              $   21,195
   Accrued construction costs payable                                                  30,000                      --
   Accrued and escrowed real estate taxes payable                                      29,025                  10,137
   Distributions payable                                                              956,252               1,091,252
   Due to related parties                                                              14,032                  24,025
   Rents paid in advance and deposits                                                  60,826                  97,448
                                                                           -------------------     -------------------
     Total liabilities                                                              1,243,147               1,244,057

   Commitments and Contingencies (Note 6)

   Partners' capital                                                               39,250,197              39,390,841
                                                                           -------------------     -------------------

                                                                                 $ 40,493,344             $40,634,898
                                                                           ===================     ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                Quarter Ended                  Nine Months Ended
                                                                September 30,                    September 30,
                                                            1999            1998             1999             1998
                                                        ------------    ------------     ------------     ------------
Revenues:
    Rental income from operating leases                   $ 611,730       $ 592,290      $ 1,846,362     $ 1,877,428
    Adjustments to accrued rental income                         --              --               --        (224,867)
    Earned income from direct financing leases              370,818         371,635        1,119,392       1,170,186
    Contingent rental income                                  1,712           6,038            6,394          19,755
    Interest and other income                                27,282           7,031           72,217          51,713
                                                        ------------    ------------     ------------    -------------
                                                          1,011,542         976,994        3,044,365       2,894,215
                                                        ------------    ------------     ------------    -------------
Expenses:
    General operating and administrative                     40,451          46,999          119,332         113,005
    Professional services                                     8,345           6,630           30,921          19,616
    Bad debt expense                                             --         104,323               --         188,990
    Management fees to related party                         10,568          10,320           32,023          31,871
    Real estate taxes                                           603          33,877            4,099          35,029
    State and other taxes                                        --              --           20,764          17,653
    Depreciation and amortization                            84,031          92,113          252,808         252,185
    Transaction costs                                        69,671              --          197,353              --
                                                        ------------    ------------     ------------    -------------
                                                            213,669         294,262          657,300         658,349
                                                        ------------    ------------     ------------    -------------

Income Before Equity in Earnings of Joint
    Ventures and Gain on Sale of Land and
    Building                                                797,873         682,732        2,387,065       2,235,866

Equity in Earnings of Joint Ventures                         76,127          63,712          266,333          85,604

Gain on Sale of Land and Building                                --              --           74,714              --
                                                        ------------    ------------     ------------    -------------

Net Income                                                $ 874,000       $ 746,444      $ 2,728,112      $ 2,321,470
                                                        ============    ============     ============    =============

Allocation of Net Income:
    General partners                                      $   8,739       $   7,465      $    26,634      $    23,215
    Limited partners                                        865,261         738,979        2,701,478        2,298,255
                                                        ------------    ------------     ------------     ------------
                                                          $ 874,000       $ 746,444      $ 2,728,112      $ 2,321,470
                                                        ============    ============     ============     ============

Net Income Per Limited Partner Unit                       $    0.19       $    0.16      $      0.60      $      0.51
                                                        ============    ============     ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000       4,500,000        4,500,000        4,500,000
                                                        ============    ============     ============     ============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                             Nine Months Ended     Year Ended
                                               September 30,      December 31,
                                                   1999               1998
                                            ------------------  ---------------

General partners:
    Beginning balance                            $     223,305    $     192,411
    Net income                                          26,634           30,894
                                            ------------------  ---------------
                                                       249,939          223,305
                                            ------------------  ---------------

Limited partners:
    Beginning balance                               39,167,536       40,224,901
    Net income                                       2,701,478        2,902,643
    Distributions ($0.64 and $0.88 per
       limited partner unit, respectively)          (2,868,756)      (3,960,008)
                                            ------------------  ---------------
                                                    39,000,258       39,167,536
                                            ------------------  ---------------

Total partners' capital                        $    39,250,197   $   39,390,841
                                            ==================  ===============




            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               1999                 1998
                                                                          ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                               $   2,952,968        $  3,066,225
                                                                          ----------------     ---------------
    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                    467,300                  --
       Investment in joint venture                                               (135,825)           (115,256)
       Collections on mortgage note receivable                                      2,134                  --
       Payment of lease costs                                                     (16,435)             (3,500)
                                                                          ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                                      317,174            (118,756)
                                                                          ----------------     ---------------
    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (3,003,756)         (2,868,756)
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (3,003,756)         (2,868,756)
                                                                          ----------------     ---------------

Net Increase in Cash and Cash Equivalents                                         266,386              78,713

Cash and Cash Equivalents at Beginning of Period                                2,362,980           1,706,415
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                  $   2,629,366        $  1,785,128
                                                                          ================     ===============
Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Mortgage note accepted in exchange for sale of
        land and building                                                   $      55,000        $         --
                                                                          ================     ===============
       Construction costs incurred and unpaid at end
        of period                                                           $      30,000        $         --
                                                                          ================     ===============
       Distributions declared and unpaid at end of
        period                                                              $     956,252        $    956,252
                                                                          ================     ===============

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


1.   Basis of Presentation:
     ---------------------

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. Amounts as of December 31, 1998, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1998.

2.   Land and Buildings on Operating Leases:
     --------------------------------------

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

3.   Mortgage Note Receivable:
     ------------------------

     In connection with the sale of the property in Morganton, North Carolina, in May 1999, the Partnership accepted a promissory note in the principal sum of $55,000 collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. The mortgage note receivable consisted of outstanding principal of $52,866 and accrued interest receivable of $451 as of September 30, 1999.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


3.   Mortgage Note Receivable - Continued:
     ------------------------------------

     The general partners believe that the estimated fair value of the mortgage note receivable at September 30, 1999 approximates the outstanding principal amounts based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

4.   Concentration of Credit Risk:
     ----------------------------

     The following schedule presents total rental and earned income (including mortgage interest income) from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the nine months ended September 30:

                                         1999                     1998
                                   -----------------        -----------------

               Jack in the Box            $ 768,500                $ 767,463
               Denny's                      603,516                  565,923
               Hardee's                     582,053                  587,444
               Golden Corral                346,818                      N/A
               Long John Silver's           361,873                  457,523

     The information denoted by N/A indicates that for the applicable period presented, the chain did not represent more than ten percent of the Partnership's total rental and earned income.

     In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of its eight Properties and ceased making rental payments to the Partnership on the three rejected leases. In December 1998 and May 1999, the Partnership sold two of the vacant properties. In July 1999, the Partnership entered into a new lease with a new tenant for the remaining vacant property for which rental payments commenced in August of 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any of these restaurant chains could significantly impact the results of operations of the Partnership, if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


5.   Related Party Transactions:
     --------------------------

     On September 1, 1999, CNL American Properties Fund, Inc. ("APF"), an affiliate of the general partners, acquired CNL Fund Advisors, Inc. ("CFA"), an affiliate who provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. As a result of this acquisition, CFA became a wholly owned subsidiary of APF; however, the terms of the management agreement between the Partnership and CFA remain unchanged and in effect.

6.   Commitments and Contingencies:
     -----------------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,384,248 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $46,951,127 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 1999 and 1998


6.   Commitments and Contingencies - Continued:
     -----------------------------------------

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II Item 1. Legal Proceedings.

7.   Subsequent Event:
     ----------------

     In November 1999, the Partnership used the proceeds from the sales of the properties in Monroe and Morganton, North Carolina, to enter into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the general partners, to hold one restaurant property. The Partnership contributed approximately $730,000 to acquire the restaurant property. The Partnership owns an approximate 55 percent interest in the profits and losses of the joint venture. The Partnership will account for its investment in this joint venture under the equity method since the Partnership will share control with affiliates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 1999, the Partnership owned 47 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources
-----------------

     The Partnership's primary source of capital for the nine months ended September 30, 1999 and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,952,968 and $3,066,225 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in cash from operations for the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, was primarily a result of changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the nine months ended September 30, 1999.

     In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the general partners, to construct, own and lease one restaurant Property. As of September 30, 1999, the Partnership had contributed approximately $251,100, of which $135,825 was contributed during the nine months ended September 30, 1999, to the joint venture to purchase land and pay for construction costs relating to the joint venture. As of September 30, 1999, the Partnership owned an approximate 28 percent interest in the profits and losses of the joint venture.

     In May 1999, the Partnership sold its Property in Morganton, North Carolina, to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $55,000. The Partnership had recorded an allowance for loss on building relating to this Property of $206,535 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for this Property. During the nine months ended September 30, 1999, the Partnership recorded a gain relating to the sale of this Property of $74,714 for financial reporting purposes, resulting in an overall net loss relating to the sale of this Property of approximately $131,800. The promissory note is collateralized by a mortgage on the Property, bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. The net sales proceeds of $467,300 received in cash and proceeds received from the collection of this promissory note will be used to reinvest in an additional Property.

     In November 1999, the Partnership reinvested the proceeds from the above sale plus the sales proceeds from the 1998 sale of the Property in Monroe, North Carolina in a joint venture, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the general partners, to hold one restaurant property. The Partnership owns an approximate 55 percent interest in the profits and losses of the joint venture. The Partnership will distribute amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

     Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties pending reinvestment in additional Properties are invested in money market accounts or other short-term, highly liquid investments such as demand deposits at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, invest in an additional Property, or to make distributions to the partners. At September 30, 1999, the Partnership had $2,629,366 invested in such short-term investments, as compared to $2,362,980 at December 31, 1998. The funds remaining at September 30, 1999, after payment of distributions and other liabilities, will be used to acquire additional Properties, to pay for renovations, as described below, and to meet the Partnership's working capital and other needs.

Short-Term Liquidity
--------------------

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

     The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations, and for the nine months ended September 30, 1999, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 1999 and 1998 ($956,252 for each of the quarters ended September 30, 1999 and 1998). This represents distributions for each of the nine months ended September 30, 1999 and 1998 of $0.64 per unit ($0.21 per unit for each of the quarters ended September 30, 1999 and 1998). No distributions were made to the general partners for the quarters and nine months ended September 30, 1999 and 1998. No amounts distributed to the limited partners for the nine months ended September 30, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

     Total liabilities of the Partnership decreased to $1,243,147 at September 30, 1999, from $1,244,057 at December 31, 1998. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity
-------------------

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations
---------------------

     During the nine months ended September 30, 1998, the Partnership owned and leased 44 wholly owned Properties (which included one Property sold in December
1998), and during the nine months ended September 30, 1999, the Partnership owned and leased 43 wholly owned Properties (which included one Property sold in May 1999) to operators of fast-food and family-style restaurant chains. During the nine months ended September 30, 1999 and 1998, the Partnership earned $2,965,754 and $2,822,747, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, $982,548 and $963,925 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. Rental and earned income was lower during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1999, due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties that it leased. As a result, the tenant ceased making rental payments on the three rejected leases, and in addition, during the nine months ended September 30, 1998, the Partnership wrote off $224,867 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written-off during the nine months ended September 30, 1999. The effect from the write-off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during the quarter and nine months ended September 30, 1998, prior to the tenant vacating the Properties in June 1998. In December 1998 and May 1999, the Partnership sold two of the vacant Properties and intends to reinvest the net sales proceeds from the sales of these Properties in additional Properties, as discussed in "Capital Resources". In July 1999, the Partnership entered into a lease with a new tenant for the remaining vacant Property. In connection with the lease, the Partnership agreed to pay up to $30,000 of the construction costs necessary to convert this Property into a new concept. Conversion of this Property was completed in August 1999, at which time rental payments commenced causing a slight increase in rental and earned income during the quarter and nine months ended September 30, 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

     In addition, during the nine months ended September 30, 1999 and 1998, the Partnership earned $6,394 and $19,755, respectively, in contingent rental income, $1,712 and $6,038 of which was earned during the quarters ended September 30, 1999 and 1998, respectively. The decrease in contingent rental income during the quarter and nine months ended September 30, 1999, as compared to the quarter and nine months ended September 30, 1998, was primarily due to decreased gross sales of certain restaurant Properties requiring the payment of contingent rental income.

     In addition, during the nine months ended September 30, 1999 and 1998, the Partnership owned and leased five Properties indirectly through joint venture arrangements. In connection with the joint venture arrangements, during the nine months ended September 30, 1999 and 1998, the Partnership earned $266,333 and $85,604, respectively, of which $76,127 and $63,712 were earned during the quarters ended September 30, 1999 and 1998, respectively. Net income earned by joint ventures was lower during the nine months ended September 30, 1998, as compared to the nine months ended September 30, 1999, primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 31.13% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $87,800 during the nine months ended September 30, 1998, in accordance with its collection policy. No such allowance was established during the nine months ended September 30, 1999. In addition, during the nine months ended September 30, 1998, Kingsville Real Estate Joint Venture established a provision for loss on land and net investment in direct financing lease for its Property in Kingsville, Texas for approximately $316,000. The allowance represented the difference between the Property's carrying value at September 30, 1998 and the estimated net realizable value of the Property. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the general partners ceased collection efforts on the past due rental amounts.

     During the nine months ended September 30, 1999, five restaurant chains, Long John Silver's, Hardee's, Jack in the Box, Golden Corral, and Denny's, each accounted for more than ten percent of the Partnership's total rental, earned and interest income (including the Partnership's share of rental income from Properties owned by joint ventures). During 1998, Long John Silver's Inc. filed for bankruptcy, as described above. It is anticipated that during the remainder of 1999, each of these five chains will continue to account for more than ten percent of the Partnership's total rental, earned and interest income to which the Partnership is entitled under the terms of the leases. Any failure of these restaurant chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     Operating expenses, including depreciation and amortization expense, were $657,300 and $658,349 for the nine months ended September 30, 1999 and 1998, respectively, of which $213,669 and $294,262 were incurred during the quarters ended September 30, 1999 and 1998, respectively. Operating expenses were higher during the quarter and nine months ended September 30, 1998, as compared to the quarter and nine months ended September 30, 1999, due to the fact that during the quarter and nine months ended September 30, 1998, the Partnership recorded bad debt expense of $104,323 and $188,990, respectively, for past due principal and interest amounts relating to a loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant experienced. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease, with a new tenant, and the general partners ceased collection efforts on the past due rental amounts.

     The decrease in operating expenses during the quarter and nine months ended September 30, 1999, was partially offset by the fact that the Partnership incurred $69,671 and $197,353 in transaction costs during the quarter and nine months ended September 30, 1999, respectively, relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"), as described below. If the limited partners reject the merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     In addition, the decrease in operating expenses during the quarter and nine months ended September 30, 1999, was partially attributable to the fact that during the quarter and nine months ended September 30, 1998, the Partnership incurred legal, insurance and real estate tax expenses on the three Properties for which the leases were rejected and which were vacant during the quarter and nine months ended September 30, 1998, as a result of Long John Silver's, Inc. filing for bankruptcy, as described above. The Partnership sold two of the vacant Properties in December 1998 and May 1999, and the Partnership entered into a long-term triple net lease with a new tenant for the remaining vacant Property in July 1999. The new tenant is responsible for real estate taxes, insurance and maintenance; therefore, the general partners do not anticipate that the Partnership will continue to incur these expenses. Due to the fact that Long John Silver's, Inc. assumed and affirmed its remaining leases, as described above, Long John Silver's, Inc. will be responsible for such expenses relating to these Properties; therefore, the general partners do not anticipate that the Partnership will incur these expenses for these Properties in the future.

     As a result of the sale of the Property in Morganton, North Carolina, as described above in "Capital Resources," the Partnership recorded a gain of $74,714 for financial reporting purposes during the nine months ended September 30, 1999. No Properties were sold during the quarter and nine months ended September 30, 1998.

Proposed Merger
---------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Merger"). As consideration for the Merger, APF has agreed to issue 2,384,248 shares of its common stock, par value $0.01 per share (the "APF Shares"). In order to assist the general partners in evaluating the proposed merger consideration, the general partners retained Valuation Associates, a nationally recognized real estate appraisal firm, to appraise the Partnership's restaurant property portfolio. Based on Valuation Associates' appraisal, the fair value of the Partnership's property portfolio and other assets was $46,951,127 as of December 31, 1998. The APF Shares are expected to be listed for trading on the New York Stock Exchange concurrently with the consummation of the Merger, and therefore, would be freely tradable at the option of the former limited partners. At a special meeting of the partners that is expected to be held in the first quarter of 2000, limited partners holding in excess of 50% of the Partnership's outstanding limited partnership interests must approve the Merger prior to consummation of the transaction. If the limited partners at the special meeting approve the Merger, APF will own the properties and other assets of the Partnership. The general partners intend to recommend that the limited partners of the Partnership approve the Merger. In connection with their recommendation, the general partners will solicit the consent of the limited partners at the special meeting. If the limited partners reject the Merger, the Partnership will bear the portion of the transaction costs based upon the percentage of "For" votes and the general partners will bear the portion of such transaction costs based upon the percentage of "Against" votes and abstentions.

     On May 11, 1999, four limited partners in several of the CNL Income Funds served a lawsuit against the general partners and APF in connection with the proposed Merger. On July 8, 1999, the plaintiffs amended the complaint to add three additional limited partners as plaintiffs. Additionally, on June 22, 1999, a limited partner in certain of the CNL Income Funds served a lawsuit against the general partners, APF, CNL Fund Advisors, Inc. and certain of its affiliates in connection with the proposed Merger. On September 23, 1999, the judge assigned to the two lawsuits entered an order consolidating the two cases. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. The various defendants, including the general partners, have 45 days to respond to that consolidated complaint. The general partners and APF believe that the lawsuits are without merit and intend to defend vigorously against the claims. See Part II - Item 1. Legal Proceedings.

Year 2000 Readiness Disclosure
------------------------------

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

Assessing Year 2000 Readiness

     The Y2K Team's initial step in assessing year 2000 readiness consisted of identifying any systems that are date-sensitive and, accordingly, could have potential year 2000 problems. The

Y2K Team has conducted inspections, interviews and tests to identify which of the systems used by the Partnership could have a potential year 2000 problem.

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

     As of September 30, 1999, the Y2K Team had received responses from approximately 62 percent of the third parties. All of the responses were in writing. Of the third parties responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. Although the Y2K Team continues to receive positive responses from the companies with which the Partnership has third party relationships regarding their year 2000 compliance, the general partners cannot be assured that the third parties have adequately considered the impact of the year 2000.

     In addition, the Y2K Team has requested documentation from the Partnership's tenants. As of September 30, 1999, the Y2K Team had received responses from approximately 77 percent of the tenants. All of the responses were in writing. Of the tenant's responding, all indicated that they are currently year 2000 compliant or will be year 2000 compliant prior to the year 2000. The general partners cannot be assured that the tenants have adequately considered the impact of the year 2000. The Partnership has also instituted a policy of requiring any new tenants to indicate that their systems are year 2000 compliant or are expected to be year 2000 compliant prior to the year 2000.

Achieving Year 2000 Compliance

     The Y2K Team has identified and completed upgrades for its hardware equipment that was not year 2000 compliant. In addition, the Y2K Team has identified and completed upgrades of the software applications that were not year 2000 compliant, although the general partners cannot be assured that the upgrade solutions provided by the vendors have addressed all possible year 2000 issues.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Partnership has provided a fixed rate mortgage note to a borrower. The general partners believe that the estimated fair value of the mortgage note at September 30, 1999 approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principal that are sensitive to these changes.

                                              Mortgage Note
                                                Fixed Rate
                                       -----------------------------

                   1999                            $ 2,934
                   2000                              9,421
                   2001                             10,433
                   2002                             11,554
                   2003                             12,796
                   Thereafter                        5,728
                                              -------------

                                                   $52,866
                                              =============

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings.
        ------------------

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt Bernard J.
     --------------------------------------------------------------------------
     Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M.
     ------------------------------------------------------------------------
     Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American
     -----------------------------------------------------------------------
     Properties Fund, Inc., Case No. CIO-99-0003561.
     ----------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of
                       ----------------------------------------------------
     persons similarly situated, v. CNL American Properties Fund, Inc., James M.
     ---------------------------------------------------------------------------
     Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors,
     -------------------------------------------------------------------------
     Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial
     ------------------------------------------------------------------------
     Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit
     -----------------------------------
     Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                                   -----------------------
     Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in
     -----------------------------
     these cases filed a consolidated and amended complaint on November 8, 1999, and the various defendants, including the general partners, have 45 days to respond to that consolidated complaint.

Item 2. Changes in Securities. Inapplicable.
        ----------------------

Item 3. Default upon Senior Securities. Inapplicable.
        -------------------------------

Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable.
        ----------------------------------------------------

Item 5. Other Information. Inapplicable.
        ------------------

Item 6. Exhibits and Reports on Form 8-K.
        ---------------------------------

        (a)  Exhibits

             2.1 Agreement and Plan of Merger by and between the Registrant and CNL American Properties Fund, Inc. ("APF") dated March 11, 1999, as amended June 4, 1999, and as amended October 27, 1999 (Filed as Appendix B to the Prospectus Supplement for the Registrant, constituting a part of Amendment No. 3 to the Registration Statement of APF on Form S-4, File No. 333-74329.)

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

             27   Financial Data Schedule (Filed herewith.)

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DATED this 10th day of November, 1999.


            By:       CNL INCOME FUND XII, LTD.
                      General Partner


                      By:        /s/ James M. Seneff, Jr.
                                 ------------------------------------------
                                 JAMES M. SENEFF, JR.
                                 Chief Executive Officer
                                 (Principal Executive Officer)


                       By:       /s/ Robert A. Bourne
                                 ------------------------------------------
                                 ROBERT A. BOURNE
                                 President and Treasurer
                                 (Principal Financial and
                                 Accounting Officer)