Form 10-K405/A
period 1998-12-31
CNL INCOME FUND XII LTD
filed 1999-12-21
CIK 879982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                  FORM 10-K/A
                                Amendment No. 2

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended    December 31, 1998
                                         -----------------------


                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ______________


                        Commission file number  0-21558

                           CNL INCOME FUND XII, LTD.
            (Exact name of registrant as specified in its charter)

           Florida                                   59-3078856
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

                            450 South Orange Avenue
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

                     DOCUMENTS INCORPORATED BY REFERENCE:
                                     None

     The Form 10-K of CNL Income Fund XII, Ltd. for the year ended December 31, 1998 is being amended to revise the disclosure under Item 1. Business.


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

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 33 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     During 1998, the tenant of the Property in Kingsville Real Estate Joint Venture experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. In January 1999, Kingsville Real Estate Joint Venture entered into a five year lease with a new tenant.

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

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of December, 1999.

                              CNL INCOME FUND XII, LTD.

                              By:   CNL REALTY CORPORATION
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ------------------------------
                                    ROBERT A. BOURNE, President


                              By:   ROBERT A. BOURNE
                                    General Partner

                                    /s/ Robert A. Bourne
                                    ------------------------------
                                    ROBERT A. BOURNE


                              By:   JAMES M. SENEFF, JR.
                                    General Partner

                                    /s/ James M. Seneff, Jr.
                                    ------------------------------
                                    JAMES M. SENEFF, JR.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                              Title                               Date
     ---------                              -------                             -----
/s/ Robert A. Bourne             President, Treasurer and Director          December 17, 1999
---------------------           (Principal Financial and Accounting
Robert A. Bourne                              Officer)


/s/ James M. Seneff, Jr.        Chief Executive Officer and Director        December 17, 1999
---------------------------        (Principal Executive Officer)
James M. Seneff, Jr.