Form 10-K405
period 1999-12-31
CNL INCOME FUND XII LTD
filed 2000-03-29
CIK 879982

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the transition period from ___________ to__________


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

      Registrant's telephone number, including area code: (407) 540-2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes   X  No  __
                                        ---

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

     The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totalled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture and to establish a working capital reserve for Partnership purposes. During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas and reinvested the sales proceeds, along with additional funds, in Middleburg Joint Venture. During the year ended December 31, 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 1998, the Partnership sold the Property in Monroe, North Carolina. During 1999, the Partnership sold the Property in Morganton, North Carolina and reinvested the majority of the net sales proceeds, along with the net sales proceeds from 1998 sale of the Property in Monroe, North Carolina, in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. As a result of the above transactions, as of December 31, 1999, the Partnership owned 48 Properties. The 48 properties include six Properties owned by joint ventures in which the Partnership is co-venturer. In March 2000, the Partnership sold its Property in Cleveland, Tennessee to an unrelated third party and intends to reinvest the proceeds in an additional Property. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. the agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General partners; ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Leases

     Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 5 to 20 years (the average being 18 years), and expire between 2004 and 2019. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $213,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

     Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 36 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

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

     In June 1998, a tenant, Long John Silver's, Inc., filed for bankruptcy and rejected the leases relating to three of its eight Properties and ceased making rental payments to the Partnership under these rejected leases. Between December 1998, and May 1999, the Partnership sold two of the vacant Properties and reinvested a majority of the net sales proceeds in a joint venture arrangement as described below. In July 1999, the Partnership entered into a new lease with a new tenant for the remaining vacant Property, the lease terms for which are substantially the same as the Partnership's other leases as described above. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

     In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.

     During 1998, the tenant of the Property owned by Kingsville Real Estate Joint Venture experienced financial difficulties and ceased payment of rents under the terms of its lease agreement. In January 1999, Kingsville Real Estate Joint Venture entered into a five year lease with a new tenant.

     In November 1999, the Partnership used the majority of the net sales proceeds from the sales of its Properties in Monroe and Morganton, North Carolina to enter into a joint venture arrangement, Bossier City Joint Venture, with affiliates of the General Partners, to purchase and hold one restaurant property. The lease terms for this Property are substantially the same as the Partnership's other leases as described above.

     In August 1999, the tenant of the Property in Tucson, Arizona was experiencing financial difficulties, and negotiated to defer a portion of its 1999 rental payments to a future period. In addition, due to the financial difficulties Long John Silver's, Inc. was experiencing, as described above, effective October 1, 1999, three of its remaining five leases were amended to reflect rent reductions. As of December 31, 1999, one of these amended leases had been assigned to another tenant.

Major Tenants

     During 1999, two lessees of the Partnership, Jack in the Box Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from six Properties owned by joint ventures). As of December 31, 1999, Jack in the Box Inc. was the lessee under leases relating to ten restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental income in 2000. In addition, five Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, Denny's, and Golden Corral, each accounted for more than ten percent of the Partnership's total rental, earned, and mortgage interest income during 1999 (including the

Partnership's share of rental and earned income from six Properties owned by joint ventures). In 2000, it is anticipated that Jack in the Box, Denny's, Hardee's and Long John Silver's each will continue to account for more than ten percent of the Partnership's total rental income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 1999, Jack in the Box Inc. leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture Arrangements

     The Partnership has entered into the following separate joint venture arrangements: Williston Real Estate Joint Venture with CNL Income Fund X, Ltd.; Des Moines Real Estate Joint Venture with CNL Income Fund VII, Ltd. and CNL Income Fund XI, Ltd.; Kingsville Real Estate Joint Venture with CNL Income Fund IV, Ltd.; Middleburg Joint Venture with CNL Income Fund VIII, Ltd.; Columbus Joint Venture with CNL Income Fund XVI, Ltd. and CNL Income Fund XVIII, Ltd.; and Bossier City Joint Venture with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd. Each of the CNL Income Funds is a limited partnership organized pursuant to the laws of the State of Florida and an affiliate of the General Partners. Each of the joint ventures was formed to purchase or construct and hold one restaurant Property.

     The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 59.05% interest in Williston Real Estate Joint Venture, an 18.61% interest in Des Moines Real Estate Joint Venture, a 31.13% interest in Kingsville Real Estate Joint Venture, an 87.54% interest in Middleburg Joint Venture, a 27.72% interest in Columbus Joint Venture, and a 55 percent interest in Bossier City Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

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

     Net cash flow from operations of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, Columbus Joint Venture, and Bossier City Joint Venture is distributed 59.05%, 18.61%, 31.13%, 87.54%, 27.72%, and 55 percent, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

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

Employees

     The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.

Item 2. Properties

     As of December 31, 1999, the Partnership owned 48 Properties. Of the 48 Properties, 42 are owned by the Partnership in fee simple and six are owned through joint venture arrangements. See Item 1. Business - Joint Venture Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

     Land. The Partnership's Property sites range from approximately 9,200 to 467,400 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

     The following table lists the Properties owned by the Partnership as of December 31, 1999 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 1999.

          State                                     Number of Properties
          -----                                     --------------------

          Alabama                                              1
          Arizona                                              5
          California                                           2
          Florida                                              4
          Georgia                                              5
          Louisiana                                            2
          Missouri                                             2
          Mississippi                                          2
          North Carolina                                       4
          New Mexico                                           1
          Ohio                                                 3
          South Carolina                                       2
          Tennessee                                            5
          Texas                                                9
          Washington                                           1
                                                             ---
          TOTAL PROPERTIES                                    48
                                                             ===

     Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 1999, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes. As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $21,999,589 and $4,497,033, respectively.

The following table lists the Properties owned by the Partnership as of December 31, 1999 by Restaurant Chain.

          Restaurant Chain                          Number of Properties
          ----------------                          --------------------

          Arby's                                               1
          Burger King                                          2
          Denny's                                              9
          Golden Corral                                        2
          Hardee's                                            11
          IHOP                                                 1
          Jack in the Box                                     10
          KFC                                                  1
          Long John Silver's                                   6
          Quincy's                                             1
          Shoney's                                             2
          Sports Rock Cafe                                     1
          Other                                                1
                                                             ---
          TOTAL PROPERTIES:                                   48
                                                             ===

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

     As of December 31, 1999, 1998, 1997, 1996 and 1995 the Properties were 100%, 96%, 100%, 98%, and 100% occupied, respectively. The following is a schedule of the average rent per property for the years ended December 31:

                              1999              1998               1997               1996             1995
                              ----              ----               ----               ----             ----
Rental Income (1)          $4,299,590        $4,247,369         $4,443,606         $4,442,092       $4,489,250
Properties                         48                48                 48                 48               48
Average Per Property       $   89,575        $   88,487         $   92,575         $   92,544       $   93,526


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

     The following is a schedule of lease expirations for leases in place as of December 31, 1999 for the next ten years and thereafter.

                                                                      Percentage of
                                    Number         Annual Rental      Gross Annual
          Expiration Year           of Leases        Revenues        Rental Income
          --------------            ---------      -------------     --------------
             2000                      --          $       --                 --
             2001                      --                  --                 --
             2002                      --                  --                 --
             2003                      --                  --                 --
             2004                       1              16,187                .37%
             2005                      --                  --                 --
             2006                      --                  --                 --
             2007                       2             257,662               5.93%
             2008                      --                  --                 --
             2009                       1              20,072                .46%
             Thereafter                44           4,046,372              93.24%
                                     ----          ----------             ------
             Total                     48          $4,340,293             100.00%
                                     ====          ==========             ======


     Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 1999 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

     Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $68,600 (ranging from approximately $51,400 to $83,300).

     Jack in the Box Inc. leases ten Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $98,200 (ranging from approximately $75,900 to $123,400).

Competition

     The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Item 3.  Legal Proceedings

     On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A.
                                      -------------------------------------
Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol
----------------------------------------------------------------------------
Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty
----------------------------------------------------------------------------
Corporation, and CNL American Properties Fund, Inc., Case No. CIO-99-0003561.
----------------------------------------------------

     On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly
         ----------------------------------------------------------------------
situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A.
--------------------------------------------------------------------------------
Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial
----------------------------------------------------------------------
Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL
---------------------------------------------------------------------------
Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial
-----------
Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed Merger. The plaintiff is seeking unspecified damages and equitable relief.

     On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds
                                              -----------------------
Litigation, Case No. 99-3561.  Pursuant to this order, the plaintiffs in these
----------------------------
cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the General Partners and CNL Group, inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.


                                    PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2000, there were 3,459 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 1999, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 1999, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

     The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 1999 and 1998 other than pursuant to the Plan, net of commissions.

                                                      1999 (1)                                      1998 (1)
                                       ------------------------------------         ----------------------------------
                                         High          Low          Average          High            Low       Average
                                         ----          ---          -------          ----            ---       -------
     First Quarter                     $ 9.05        $ 7.60         $ 8.33          $10.00        $ 5.79       $ 8.60
     Second Quarter                      9.50          9.33           9.40           10.00          8.17         9.04
     Third Quarter                       9.50          8.22           9.00            9.50          8.15         9.31
     Fourth Quarter                     10.00          7.83           8.91            8.91          8.65         8.78

(1) A total of 33,260 and 31,077 Units were transferred other than pursuant to the Plan for the years ended December 31, 1999 and 1998, respectively.

     The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

     For the years ended December 31, 1999 and 1998, the Partnership declared cash distributions of $3,825,008 and $3,960,008, respectively, to the Limited Partners. During the year ended December 31, 1998, the Partnership declared a special distribution to the Limited Partners of $135,000 which represented cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 1999 and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date. As indicated in the chart below, these distributions were declared at the close of each of the Partnership's calendar quarters. This amount includes monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                    Quarter Ended                1999                 1998
                    -------------                ----                 ----

                    March 31                 $  956,252           $  956,252
                    June 30                     956,252              956,252
                    September 30                956,252              956,252
                    December 31                 956,252            1,091,252

     The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)  Not applicable

Item 6.  Selected Financial Data

                                       1999                  1998                  1997              1996            1995
                                       ----                  ----                  ----              ----            ----
Year ended December 31:
  Revenues (1)                     $ 4,423,599           $ 4,051,192           $ 4,522,216       $ 4,553,058     $ 4,570,571
  Net income (2)                     3,645,043             2,933,537             3,952,214         3,943,043       4,014,372
  Cash distributions
     declared (3)                    3,825,008             3,960,008             3,825,008         3,825,008       3,870,007
  Net income per Unit (2)                 0.80                  0.65                  0.87              0.87            0.88
  Cash distributions
     declared per Unit (3)                0.85                  0.88                  0.85              0.85            0.86

At December 31:
  Total assets                     $40,440,927           $40,634,898           $41,430,990       $41,343,138     $41,229,132
  Partners' capital                 39,210,876            39,390,841            40,417,312        40,290,106      40,172,071

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenant of certain Properties filing for bankruptcy.

(2) Net income for the years ended December 31, 1999, includes $74,714 from gains on sales of land and building. Net income for the years ended December 31, 1998 and 1996, includes $104,374 and $15,355, respectively, from a loss on sale of land and building. Net income for the year ended December 31, 1998, includes $206,535 for a provision for loss on building.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, which are leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 1999, the Partnership owned 48 Properties, either directly or through joint venture arrangements.

Capital Resources

     The Partnership's primary source of capital for the years ended December 31, 1999, 1998, and 1997, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,920,030, $4,116,780, and $3,806,988 for the years ended December 31, 1999, 1998, and 1997, respectively. The decrease in cash from operations during 1999, as compared to 1998, and the increase in cash from operations during 1998, as compared to 1997, was primarily a result of changes in the Partnership's working capital.

     Other sources and uses of capital included the following during the years ended December 31, 1999, 1998 and 1997.

     In March 1997, the Partnership entered into a new lease for the Property in Tempe, Arizona. In connection therewith, the Partnership incurred $55,000 in renovation costs which were completed in May 1997.

     In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct, own and lease one restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $251,100, of which approximately $135,800 was contributed during 1999, to the joint venture. As of December 31, 1999, the Partnership owned a 27.72% interest in the profits and losses of this joint venture.

     In December 1998, the Partnership sold its Property in Monroe, North Carolina, to an unrelated third party and received net sales proceeds of $483,549. As a result of this transaction, the Partnership recognized a loss of $104,374 for financial reporting purposes. In November 1999, the Partnership reinvested these net sales proceeds in Bossier City Joint Venture, as described below.

     In May 1999, the Partnership sold its Property in Morganton, North Carolina, to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $55,000. The Partnership had recorded an allowance for loss on building relating to this Property of $206,535 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for this Property. During 1999, the Partnership recorded a gain relating to the sale of this Property of $74,714 for financial reporting purposes, resulting in an overall net loss relating to the sale of this Property of approximately $131,800. The promissory note is collateralized by a mortgage on the Property, bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. The net proceeds of $467,300 received in cash were used to invest in Bossier City Joint Venture, as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

     In July 1999, the Partnership entered into a new lease for the Property in Statesville, North Carolina. In connection therewith, the Partnership incurred $30,000 in renovation costs which were completed in August 1999.

     In November 1999, the Partnership reinvested the majority of the proceeds from the 1998 sale of the Property in Monroe, North Carolina, plus proceeds from the 1999 sale of the Property in Morganton, North Carolina in a joint venture, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. The Partnership owns a 55 percent interest in the profits and losses of the joint venture.

In March 2000, the Partnership sold its Property in Cleveland, Tennessee to an unrelated third party for $806,459 and received net sales proceeds of $797,227, resulting in a gain of approximately $147,600 for financial reporting purposes. The Partnership intends on reinvesting these proceeds in an additional Property.

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

  Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, certificates of deposit and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 1999, the Partnership had $1,870,366 invested in such short-term investments as compared to $2,362,980 at December 31, 1998. The decrease in cash and cash equivalents at December 31, 1999, was primarily due to the reinvestment of the net sales proceeds from the 1998 sale of the Property in Monroe, North Carolina that were held by the Partnership at December 31, 1998. As of December 31, 1999, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately two percent annually. The funds remaining at December 31, 1999, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's commitment, working capital, and other needs.

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

     The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on cash from operations, the Partnership declared distributions to the Limited Partners of $3,825,008, $3,960,008, and $3,825,008 for years ended December 31,
1999, 1998 and 1997, respectively. This represents a distribution of $0.85, $0.88, and $0.85 per Unit for the years ended December 31, 1999, 1998, and 1997, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 1999, 1998, and 1997, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

     During 1999, 1998, and 1997, affiliates of the General Partners incurred on behalf of the Partnership $188,602, $130,847, and $97,078, respectively, for certain operating expenses. As of December 31, 1999 and 1998, the Partnership owed $74,909 and $24,025 respectively, to affiliates for such amounts and accounting and administrative services. As of March 15, 2000, the Partnership had reimbursed the affiliates all such amounts. Other liabilities including distributions payable decreased to $1,155,142 at December 31, 1999, from $1,220,032 at December 31, 1998, primarily as the result of the fact that during 1999 the Partnership's paid to the Limited Partners a special distribution of $135,000, which represented accumulated, excess operating reserves. The decrease was partially offset by an increase in liabilities at December 31, 1999, due to the Partnership accruing transaction costs relating to the proposed Merger with APF, as described in "Termination of Merger". The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

     The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

     During 1998 and 1997, the Partnership owned and leased 44 wholly owned Properties (including one Property in Monroe, North Carolina, which was sold in December 1998). During 1999, the Partnership owned and leased 43 wholly owned Properties (including one Property in Morganton, North Carolina, which was sold in 1999). In addition, during 1997, the Partnership was a co-venturer in four separate joint ventures that each owned and leased one Property, during 1998, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property, and during 1999, the Partnership was a co-venturer in six separate joint ventures that each owned and leased one Property. As of December 31, 1999, the Partnership owned, either directly or through joint venture arrangements, 48 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $213,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership earned $3,964,818, $3,862,390, and $4,102,842, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties. Rental and earned income was lower during 1998, as compared to 1999 and 1997, primarily due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased. As a result, the tenant ceased making rental payments on the three rejected leases, and in addition, during 1998, the Partnership wrote off $224,867 in accrued rental income (non-cash accounting adjustments relating to the straight-lining of future scheduled rent increases over the lease term in accordance with generally accepted accounting principles) relating to these Properties. No amounts were written off during 1999 and 1997. The effect of the write off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during 1998 prior to the tenant vacating the Properties in June 1998. In December 1998 and May 1999, the Partnership sold two of the vacant Properties and reinvested the majority of the net sales proceeds in Bossier City Joint Venture, as described in "Capital Resources." In July 1999, the Partnership entered into a lease with a new tenant for the remaining vacant Property. In connection with the lease, the Partnership agreed to pay up to $30,000 of the construction costs necessary to convert the Property into a new concept. Conversion of this Property was completed in August 1999, at which time rental payments commenced, causing a slight increase in rental and earned income during 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $16,994, $23,433, and $54,330, respectively, in contingent rental income. The decrease in contingent rental income during 1999 and 1998, each as compared to the previous year, was primarily attributable to decreased gross sales of certain restaurant Properties requiring the payments of contingent rental income.

     In addition, for the years ended December 31, 1999, 1998, and 1997, the Partnership earned $344,964, $95,142, and $277,325, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures was lower during 1998, as compared to 1999 and 1997, primarily due to the fact that Kingsville Real Estate Joint Venture (in which the Partnership owns a 31.13% interest in the profits and losses of the joint venture) established an allowance for doubtful accounts of approximately $87,800 during 1998, in accordance with its collection policy. No such allowance was established during 1999 and 1997. In addition, during 1998, Kingsville Real Estate Joint Venture established a provision for loss on land and net investment in direct financing lease for its Property in Kingsville, Texas for approximately $316,000. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value of the Property. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the General Partners ceased collection efforts on the past due amounts. The increase in net income earned by joint ventures during 1999, as compared to 1998, was also partially due to the fact that Columbus Joint Venture was operational for a full year during 1999, as compared to a partial year during 1998. In addition, the increase during 1999 was partially attributable to the Partnership investing in Bossier City Joint Venture, as described in "Capital Resources."

     During the year ended December 31, 1999, two of the Partnership's lessees Jack in the Box Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental earned and mortgage interest income (including the Partnership's share of rental and earned income from six Properties owned by joint ventures). As of December 31, 1999, Jack in the Box Inc. was the lessee under leases relating to ten restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these tenants will each continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2000. In addition, during the year ended December 31, 1999, five Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, Golden Corral, and Denny's, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from six Properties owned by joint ventures). During 1998, Long John Silver's Inc. filed for bankruptcy, as described above. In 2000, it is anticipated that Jack in the Box, Denny's, Long John Silver's, and Hardee's each will continue to account for more than ten percent of the Partnership's total rental earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

     During the years ended December 31, 1999, 1998, and 1997, the Partnership also earned $96,823, $70,227, and $87,719, respectively, in interest and other income. Interest and other income was lower during 1998, as compared to 1999 and 1997, primarily as result of the Partnership establishing an allowance for doubtful accounts during 1998 of approximately $17,300 for past due accrued interest income amounts that relate to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant was experiencing. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and in conjunction therewith, the General Partners agreed to cease collection efforts on the past due amounts.

     Operating expenses, including depreciation and amortization expense, were $853,270, $806,746, and $570,002 for the years ended December 31, 1999, 1998, and 1997, respectively. The increase in operating expenses during 1999, and 1998, each as compared to the previous year, was partially due to the Partnership incurring $218,853 and $24,282 in transaction costs during 1999 and 1998, respectively, relating to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed Merger with APF, as described in "Termination of Merger."

     In addition, in 1999 and 1998, the Partnership incurred legal, insurance and real estate tax expenses on the Properties for which the leases were rejected and which were vacant during the 1999 and 1998, as a result of Long John Silver's, Inc. filing for bankruptcy, as described above. The Partnership sold two of the vacant Properties in December 1998 and May 1999, and the Partnership entered into a long-term triple net lease with a new tenant for the remaining vacant Property in July 1999. The new tenant is responsible for real estate taxes, insurance and maintenance; therefore, the General Partners do not anticipate that the Partnership will continue to incur these expenses. Due to the fact that Long John Silver's, Inc. assumed and affirmed its remaining leases, as described above, Long John Silver's, Inc. will be responsible for such expenses relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for these Properties in the future.

     Operating expenses were higher during 1998, as compared to 1999 and 1997, due to the fact that during 1998, the Partnership recorded bad debt expense of $188,990 for past due principal and interest amounts relating to a loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant experienced. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and the General Partners ceased collection efforts on the past due rental amounts.

     As a result of the sales of the Properties in Morganton, North Carolina and Monroe, North Carolina, as described above in "Capital Resources," the Partnership recognized a gain of $74,714 and a loss of $104,374 for financial reporting purposes for the years ended December 31, 1999 and 1998, respectively. No Properties were sold during 1997.

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

     The Partnership's leases as of December 31, 1999, are, in general, triple-net leases and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

Termination of Merger

          On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

Interest Rate Risk

     The Partnership has provided a fixed rate mortgage note to a borrower. The General Partners believe that the estimated fair value of the mortgage note at December 31, 1999, approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principals that are sensitive to these changes.

                                                          Mortgage Notes
                                                            Fixed Rates
                                                          --------------
               2000                                              $10,165
               2001                                               10,433
               2002                                               11,554
               2003                                               12,796
               2004                                                5,728
               Thereafter                                             --
                                                          --------------
                                                                 $50,676
                                                          ==============

Overview of Year 2000 Problem

     The year 2000 problem concerns the inability of information and non-information technology systems to properly recognize and process date-sensitive information beyond January 1, 2000. The failure to accurately recognize the year 2000 could result in a variety of problems from data miscalculations to the failure of entire systems.

Status

     The Partnership generally does not directly own information technology systems. The General Partners and their affiliates generally provide all services requiring the use of information and some non-information technology systems. In early 1998, affiliates of the General Partners formed a year 2000 committee ("the Y2K Team") that assessed the readiness of any systems that are date sensitive and completed upgrades for the hardware equipment and software that was not year 2000 compliant, as necessary. The cost for these upgrades and other remedial measures is the responsibility of the General Partners and their affiliates. The General Partners and their affiliates do not expect that the Partnership will incur any costs in connection with the year 2000 remedial measures. In addition, the Y2K Team requested and received certifications of compliance from other companies with which the General Partners, their affiliates, and the Partnership have material third party relationships.

     In assessing the risks presented by the year 2000 problem, the Y2K Team identified potential worst case scenarios involving the future of the information and non-information technology systems used by the Partnership's transfer agent, financial institutions and tenants. As of January 14, 2000, the General Partners and their affiliates have tested the information and non-information technology systems used by the Partnership and have not experienced material disruption or other significant problems. In addition, as of the same date, the General Partners are not aware of any material year 2000 problems relating to information and non-information technology systems of third parties with which the Partnership maintains material relationships, including those of the Partnership's transfer agent, financial institutions and tenants. In addition, in the Partnership's interactions with its transfer agent, financial institutions and tenants, the systems of these third parties have functioned normally. Until the Partnership's first distribution in 2000 and the delivery of the information by the transfer agent to stockholders in early 2000, the General Partners will continue to monitor the year 2000 compliance of the transfer agent. In addition, the General Partners will continue to monitor the systems used by the Partnership and to maintain contact with third parties with which the Partnership has material relationships with respect to year 2000 compliance and any year 2000 issues that may arise at a later date. The General Partners will develop contingency plans relating to ongoing year 2000 issues at the time that such issues are identified and such plans are deemed necessary.

     Based on the information provided to the Y2K Team, the upgrades and remedial measures by the General Partners and their affiliates, and the normal functioning to date of information and non-information technology systems used by the Partnership and those third parties, the General Partners do not foresee significant risks associated with its year 2000 compliance at this time. In addition, the General Partners and their affiliates do not expect to incur any additional costs in connection with the year 2000 remedial efforts. However, there can be no assurance that the General Partners and their affiliates or any third parties will not have ongoing year 2000 issues that may have adverse effects on the Partnership.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     The information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Interest Rate Risk.

Item 8.  Financial Statements and Supplementary Data

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


                                   CONTENTS
                                   --------

                                                      Page
                                                      ----
Report of Independent Certified Public Accountants      17

Financial Statements:

  Balance Sheets                                        18

  Statements of Income                                  19

  Statements of Partners' Capital                       20

  Statements of Cash Flows                              21

  Notes to Financial Statements                         23

              Report of Independent Certified Public Accountants
              --------------------------------------------------

To the Partners
CNL Income Fund XII, Ltd.


In our opinion, the financial statements listed in the index appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. (a Florida limited partnership) at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 4, 2000, except for Note 11 for which the date is March 1, 2000.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


                                BALANCE SHEETS
                                --------------

                                                                            December 31,
                                                                  1999                          1998
                                                              -------------                --------------
                    ASSETS
                    ------
Land and buildings on operating leases, less
     accumulated depreciation and allowance
      for loss on building                                      $20,780,828                   $20,703,333
Net investment in direct financing leases                        11,441,924                    12,471,978
Investment in joint ventures                                      3,415,888                     2,522,004
Mortgage note receivable                                             51,301                            --
Cash and cash equivalents                                         1,870,366                     2,362,980
Receivables, less allowance for doubtful
 accounts of $14,491, and $214,633,
 respectively                                                        80,791                        16,862
Due from related parties                                              5,222                            --
Prepaid expenses                                                     13,552                         7,038
Lease costs, less accumulated amortization
 of $6,142 and $3,256, respectively                                  56,281                        26,297
Accrued rental income, less allowance for
     doubtful accounts of $6,323                                  2,724,774                     2,524,406
                                                              -------------                --------------
                                                                $40,440,927                   $40,634,898
                                                              =============                ==============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Accounts payable                                                $   136,006                   $    21,195
Accrued and escrowed real estate taxes
     payable                                                         11,897                        10,137
Distributions payable                                               956,252                     1,091,252
Due to related parties                                               74,909                        24,025
Rents paid in advance and deposits                                   50,987                        97,448
                                                              -------------                --------------
          Total liabilities                                       1,230,051                     1,244,057

Partners' capital                                                39,210,876                    39,390,841
                                                              -------------                --------------

                                                                $40,440,927                   $40,634,898
                                                              =============                ==============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                             STATEMENTS OF INCOME
                             --------------------

                                                                                 Year Ended December 31,
                                                                       1999                    1998                  1997
                                                                       ----                    ----                  ----
Revenues:
   Rental income from operating leases                              $2,518,075              $2,515,351              $2,455,312
   Adjustments to accrued rental income                                     --                (224,867)                     --
   Earned income from direct financing leases                        1,446,743               1,571,906               1,647,530
   Contingent rental income                                             16,994                  23,433                  54,330
   Interest and other income                                            96,823                  70,227                  87,719
                                                                    ----------              ----------              ----------
                                                                     4,078,635               3,956,050               4,244,891
                                                                    ----------              ----------              ----------
Expenses:
   General operating and administrative                                172,205                 148,427                 162,593
   Professional services                                                46,920                  32,758                  28,665
   Bad debt expense                                                         --                 188,990                      --
   Management fees to related parties                                   42,710                  41,537                  40,218
   Real estate taxes                                                     4,099                   8,989                      --
   State and other taxes                                                22,880                  17,653                  18,496
   Depreciation and amortization                                       345,603                 344,110                 320,030
   Transaction costs                                                   218,853                  24,282                      --
                                                                    ----------              ----------              ----------
                                                                       853,270                 806,746                 570,002
                                                                    ----------              ----------              ----------

Income Before Equity in Earnings of Joint
   Ventures, Gain (Loss) on Sale of Land and
   Buildings, and Provision for Loss on
   Building                                                          3,225,365               3,149,304               3,674,889

Equity in Earnings of Joint Ventures                                   344,964                  95,142                 277,325

Gain (Loss) on Sale of Land and Buildings                               74,714                (104,374)                     --

Provision for Loss on Building                                              --                (206,535)                     --
                                                                    ----------              ----------              ----------

Net Income                                                          $3,645,043              $2,933,537              $3,952,214
                                                                    ==========              ==========              ==========

Allocation of Net Income:
   General partners                                                 $   35,804              $   30,894              $   39,522
   Limited partners                                                  3,609,239               2,902,643               3,912,692
                                                                    ----------              ----------              ----------

                                                                    $3,645,043              $2,933,537              $3,952,214
                                                                    ==========              ==========              ==========

Net Income Per Limited Partner Unit                                 $     0.80              $     0.65              $     0.87
                                                                    ==========              ==========              ==========

Weighted Average Number of Limited Partner Units
   Outstanding                                                       4,500,000               4,500,000               4,500,000
                                                                    ==========              ==========              ==========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL
                        -------------------------------

                 Years Ended December 31, 1999, 1998 and 1997


                                     General Partners                             Limited Partners
                               ----------------------------  ---------------------------------------------------------
                                               Accumulated                                  Accumulated   Syndication
                               Contributions     Earnings    Contributions  Distributions     Earnings       Costs         Total
                               -------------   ------------  -------------  -------------   -----------   -----------   -----------
Balance, December 31, 1996          $  1,000    $  151,889   $  45,000,000  $(14,515,027)   $15,026,788   $(5,374,544)  $40,290,106

  Distributions to limited
   partners ($0.85 per limited
   partner unit)                          --            --              --    (3,825,008)            --                  (3,825,008)
  Net Income                              --        39,522              --            --      3,912,692            --     3,952,214
                                    --------    ----------   -------------  ------------    -----------   -----------   -----------

Balance, December 31, 1997             1,000       191,411      45,000,000   (18,340,035)    18,939,480    (5,374,544)   40,417,312

  Distributions to limited
   partners ($0.88 per limited
   partner unit)                          --            --              --    (3,960,008)            --                  (3,960,008)
  Net income                              --        30,894              --            --      2,902,643            --     2,933,537
                                    --------    ----------   -------------  ------------    -----------   -----------   -----------

Balance, December 31, 1998             1,000       222,305      45,000,000   (22,300,043)    21,842,123    (5,374,544)   39,390,841

  Distributions to limited
   partners ($0.85 per
   limited partner unit)                  --            --              --    (3,825,008)            --            --    (3,825,008)
  Net income                              --        35,804              --            --      3,609,239            --     3,645,043
                                    --------    ----------   -------------  ------------    -----------   -----------   -----------
Balance, December 31, 1999          $  1,000    $  258,109   $  45,000,000  $(26,125,051)   $25,451,362   $(5,374,544)  $39,210,876
                                    ========    ==========   =============  ============    ===========   ===========   ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                     Years Ended December 31,
                                                                         1999                   1998                   1997
                                                                      -----------            -----------            -----------
Increase (Decrease) in Cash and Cash Equivalents:

  Cash Flows from Operating Activities:
     Cash received from tenants                                       $ 3,865,771            $ 4,094,016            $ 3,736,731
     Distributions from joint ventures                                    312,470                205,815                256,653
     Cash paid for expenses                                              (344,114)              (243,316)              (252,145)
     Interest received                                                     85,903                 60,265                 65,749
                                                                      -----------            -----------            -----------
        Net cash provided by operating activities                       3,920,030              4,116,780              3,806,988
                                                                      -----------            -----------            -----------

  Cash Flows from Investing Activities:
     Proceeds from sale of land and buildings                             467,300                483,549                     --
     Additions to land and buildings on operating
       leases                                                             (30,000)                    --                (55,000)
     Investment in joint ventures                                        (861,390)              (115,256)                    --
     Collections on loan to tenant of joint venture                            --                     --                  4,886
     Collection on mortgage note receivable                                 4,324                     --                     --
     Payment of lease costs                                               (32,870)                (3,500)               (26,052)
                                                                      -----------            -----------            -----------
       Net cash provided by (used in) investing
           activities                                                    (452,636)               364,793                (76,166)
                                                                      -----------            -----------            -----------

  Cash Flows from Financing Activities:
     Distributions to limited partners                                 (3,960,008)            (3,825,008)            (3,825,008)
                                                                      -----------            -----------            -----------
        Net cash used in financing activities                          (3,960,008)            (3,825,008)            (3,825,008)
                                                                      -----------            -----------            -----------

Net Increase (Decrease) in Cash and Cash Equivalents                     (492,614)               656,565                (94,186)

Cash and Cash Equivalents at Beginning of Year                          2,362,980              1,706,415              1,800,601
                                                                      -----------            -----------            -----------

Cash and Cash Equivalents at End of Year                              $ 1,870,366            $ 2,362,980            $ 1,706,415
                                                                      ===========            ===========            ===========

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


                     STATEMENTS OF CASH FLOWS - CONTINUED
                     ------------------------------------

                                                                                     Years Ended December 31,
                                                                         1999                  1998                    1997
                                                                      ----------            ----------             ----------
Reconciliation of Net Income to Net Cash Provided by
  Operating Activities:

 Net income                                                           $3,645,043            $2,933,537             $3,952,214
                                                                      ----------            ----------             ----------
 Adjustments to reconcile net income to net cash
   provided by operating activities:

    Depreciation                                                         342,717               342,161                317,189
    Amortization                                                           2,886                 1,949                  2,841
    Equity in earnings of joint ventures, net of
      distributions                                                      (32,494)              110,673                (20,672)
    Loss (gain) on sale of land and buildings                            (74,714)              104,374                     --
    Provisions for loss on building                                           --               206,535                     --
    Bad debt expense                                                          --               188,990                     --
    Decrease in net investment in direct financing
      leases                                                             192,256               164,614                132,771
    Increase in receivables                                              (64,554)               (3,380)                (4,450)
    Decrease (increase) in prepaid expenses                               (6,514)                  178                   (430)
    Increase in accrued rental income                                   (200,368)              (28,230)              (533,121)
    Increase (decrease) in accounts payable and accrued
      expenses                                                           116,571                17,530                (10,207)
    Increase in due to related parties                                    50,884                17,138                  3,906
    Decrease in due from related parties                                  (5,222)                   --                     --
    Increase (decrease) in rents paid in advance and
      deposits                                                           (46,461)               60,711                (33,053)
                                                                      ----------            ----------             ----------
        Total adjustments                                                274,987             1,183,243               (145,226)
                                                                      ----------            ----------             ----------

 Net Cash Provided by Operating Activities                            $3,920,030            $4,116,780             $3,806,988
                                                                      ==========            ==========             ==========
Supplemental Schedule of Non-Cash Financing
  Activities:


        Distributions declared and unpaid at December 31              $  956,252            $1,091,252             $  956,252
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

                 Years Ended December 31, 1999, 1998, and 1997



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


                 Years Ended December 31, 1999, 1998, and 1997



1.   Significant Accounting Policies - Continued:
     -------------------------------------------


          Accrued rental income represents the aggregate amount of income recognized on a straight-line basis in excess of scheduled rental payments to date. Whenever a tenant defaults under the terms of its lease, or events or changes in circumstance indicate that the tenant will not lease the property through the end of the lease term, the Partnership either reserves or reverses the cumulative accrued rental income balance.


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

     When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, and to decrease rental or other income or increase bad debt expense for the current period, although the Partnership continued to pursue collection of such amounts.
     If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

     Investment in Joint Ventures - The Partnership's investments in Des Moines
     ----------------------------
     Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, Columbus Joint Venture and Bossier City Joint Venture are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------


                 Years Ended December 31, 1999, 1998, and 1997



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

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------


                 Years Ended December 31, 1999, 1998, and 1997


2.   Leases:
     ------

     The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the leases are operating leases. Substantially all leases are for 14 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.


3.   Land and Buildings on Operating Leases:
     --------------------------------------

     Land and buildings on operating leases consisted of the following at December 31:


                                                              1999                 1998
                                                           -----------          -----------
          Land                                             $12,262,712          $12,584,387
          Buildings                                         10,645,853           10,120,580
                                                           -----------          -----------
                                                            22,908,565           22,704,967
          Less accumulated depreciation                     (2,127,737)          (1,795,099)
                                                           -----------          -----------
                                                            20,780,828           20,909,868
          Less allowance for loss                                   --             (206,535)
                                                           -----------          -----------

                                                           $20,780,828          $20,703,333
                                                           ===========          ===========

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------


                 Years Ended December 31, 1999, 1998, and 1997

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------



     In December 1998, the Partnership sold its property in Monroe, North Carolina, and received net sales proceeds of $483,549, resulting in a loss of $104,374 for financial reporting purposes.

     In 1998, the Partnership recorded an allowance for loss on building of $206,535 relating to the property in Morganton, North Carolina, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property. In May 1999, the Partnership sold the property to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining net sales proceeds in the form of a promissory note (see Note 7), resulting in a gain of $74,714 for financial reporting purposes. This gain, when netted against the allowance recorded at December 31, 1998, resulted in a total net loss of approximately $131,800. The Partnership reinvested the majority of the remaining net sales proceeds in Bossier City Joint Venture (see Note 5).

     In July 1999, the Partnership entered into a new lease for the property in Statesville, North Carolina. In connection therewith, the Partnership incurred $30,000 in renovation costs which were completed in August 1999.

     Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 1999, 1998 and 1997, the Partnership recognized $200,368, $28,230 (net of $6,323 in reserves and $224,867 in reversals, and $533,121, respectively, of such rental income.

     The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 1999:

          2000                                       $ 2,363,848
          2001                                         2,373,789
          2002                                         2,393,812
          2003                                         2,668,809
          2004                                         2,715,539
          Thereafter                                  20,161,474
                                                     -----------

                                                     $32,677,271
                                                     ===========

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

3.   Land and Buildings on Operating Leases - Continued:
     --------------------------------------------------

     Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.   Net Investment in Direct Financing Leases:
     -----------------------------------------

     The following lists the components of the net investment in direct financing leases at December 31:

                                                                            1999                 1998
                                                                        ------------          ------------
          Minimum lease payments receivable                             $ 21,395,698          $ 24,790,776
          Estimated residual values                                        3,695,228             3,924,188
          Less unearned income                                           (13,649,002)          (16,242,986)
                                                                        ------------          ------------

          Net investment in direct financing leases                     $ 11,441,924          $ 12,471,978
                                                                        ============          ============

     The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 1999:


        2000                                       $ 1,551,873
        2001                                         1,551,873
        2002                                         1,551,873
        2003                                         1,598,727
        2004                                         1,614,624
        Thereafter                                   1,526,728
                                                   -----------

                                                   $21,395,698
                                                   ===========

     The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).


     During the year ended December 31, 1998, three of the Partnership's leases with Long John Silver's, Inc. were rejected in connection with the tenant filing for bankruptcy. As a result,

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


4.   Net Investment in Direct Financing Leases - Continued:
     -----------------------------------------------------

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

5.   Investment in Joint Ventures:
     ----------------------------

     As of December 31, 1999, the Partnership had a 59.05%, an 18.61%, a 31.13%, an 87.54% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

     In August 1998, the Partnership entered into a joint venture agreement, Columbus Joint Venture, with affiliates of the general partners, to construct and hold one restaurant property. As of December 31, 1999, the Partnership contributed approximately $251,100 to purchase land and pay construction costs relating to the joint venture. As of December 31, 1999, the Partnership owned a 27.72% interest in the profits and losses of this joint venture.

     In November 1999, the Partnership used the proceeds from the sales of the properties in Monroe and Morganton, North Carolina, to enter into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant property. As of December 31, 1999, the Partnership had contributed approximately $730,000 to the joint venture and owned a 55 percent interest in the profits and losses of the joint venture.

     Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, Columbus Joint Venture, and Bossier City Joint Venture each own and lease one property to an operator of national fast-food or family-style restaurants.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

5.   Investment in Joint Ventures - Continued:
     ----------------------------------------


     The following presents the joint ventures' combined, condensed financial information at December 31:

                                                                 1999                  1998
                                                              ----------            ----------
       Land and buildings on operating
         leases, less accumulated
         depreciation and allowance
         for loss on land                                     $4,030,064            $2,498,504
       Net investment in direct financing
         leases, less allowance for
         impairment in carrying value                          1,953,200             2,219,798
       Cash                                                       40,636                 5,671
       Receivables                                                34,276                    --
       Accrued rental income                                     219,436               166,447
       Other assets                                                  732                   283
       Liabilities                                                40,517               483,138
       Partners' capital                                       6,237,827             4,407,565
       Revenues                                                  645,168               337,881
       Provision for loss on land
       and direct financing lease                                     --              (316,113)
       Net income (loss)                                         568,191               (38,867)

     The Partnership recognized income totaling $344,964, and $95,142 and $277,325 for the years Ended December 31, 1999, 1998, and 1997, respectively, from these joint ventures.

6.   Mortgage Note Receivable:
     ------------------------

     In connection with the sale of the property in Morganton, North Carolina, in May 1999, the Partnership accepted a promissory note in the principal sum of $55,000 collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. The mortgage note receivable consisted of outstanding principal of $50,676 and accrued interest receivable of $625 as of December 31, 1999.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

6.   Mortgage Note Receivable-Continued:
     ----------------------------------

     The general partners believe that the estimated fair value of mortgage notes receivable at December 31, 1999, approximated the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.   Allocations and Distributions:
     -----------------------------

     Generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, are allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow are made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the " Limited Partners' 10% Return").

     Generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, will be distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners will then receive, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds will be distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership is, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property is, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

     Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners,
     (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

7.   Allocations and Distributions Continued:
     ----------------------------------------

     During the years ended December 31, 1999, 1998, and 1997 the Partnership declared distributions to the limited partners of $3,825,008, $3,960,008, and $3,825,008, respectively. No distributions have been made to the general partners to date.

8.   Income Taxes:
     ------------

     The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                              1999                 1998               1997
                                                                       ---------------      ---------------     --------------
          Net income for financial reporting purposes                     $3,645,043           $2,933,537         $3,952,214

          Depreciation for tax reporting purposes in
            excess of depreciation for financial
            reporting purposes                                              (210,176)            (224,652)          (249,366)

          Direct financing leases recorded as
            operating leases for tax reporting
            purposes                                                         192,255              164,614            132,771

          Provision for loss on building                                          --              206,535                 --

          Loss (gain) on sale of land and buildings for
            tax reporting purposes less than
            (in excess of) loss (gain) for financial reporting
            purposes                                                        (181,362)              25,699                 --


          Capitalization of transaction costs for
            tax reporting purposes                                           218,853               24,282                 --

          Equity in earnings of joint ventures for tax
            reporting purposes in excess of (less than)
            equity in earnings of joint ventures for
            financial reporting purposes                                    (126,086)             138,311            (51,481)

          Allowance for doubtful accounts                                   (200,142)             207,151            (15,913)

          Accrued rental income                                             (200,368)             (28,230)          (533,121)

          Rents paid in advance                                              (47,461)              60,711            (39,303)
                                                                          ----------           ----------         ----------

          Net income for federal income tax purposes                      $3,090,556           $3,507,958         $3,195,801
                                                                          ==========           ==========         ==========

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

9.   Related Party Transactions:
     --------------------------

     One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc., CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

     The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. The Partnership incurred management fees of $42,710, $41,537, and $40,218, for the years ended December 31, 1999, 1998, and 1997, respectively.

     The Advisor is also entitled to receive a deferred, subordinated real estate disposition fee, payable upon the sale of one or more properties based on the lesser of one-half of a competitive real estate commission or three percent of the sales price if the Advisor provides a substantial amount of services in connection with the sale. However, if the net sales proceeds are reinvested in a replacement property, no such real estate disposition fees will be incurred until such replacement property is sold and the net sales proceeds are distributed. The payment of the real estate disposition fee is subordinated to receipt by the Limited Partners of their aggregate 10% Preferred Return, plus their adjusted capital contributions. No deferred, subordinated real estate disposition fees have been incurred since inception.

     During the years ended December 31, 1999, 1998, and 1997, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger as described in Note 11. The Partnership incurred $139,857, $107,911 and $92,866 for the years ended December 31, 1999, 1998, and 1997, respectively, for such services.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

9.   Related Party Transactions - Continued:
     --------------------------------------

     The due to related parties at December 31, 1999 and 1998, totaled $74,909 and $24,025, respectively.

10.  Concentration of Credit Risk:
     ----------------------------

     The following schedule presents rental, earned, and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures) for each of the years ended December 31:

                                                    1999              1998               1997
                                                  ----------       ----------         ----------
     Jack in the Box Inc. (formerly
      Foodmaker Inc.)                             $1,024,667       $1,023,630         $1,024,667
     Flagstar Enterprises, Inc. (and
      Denny's, Inc. and Quincy's
      Restaurants, Inc. for the year
      ended December 31, 1997)                       775,075          784,922          1,216,908
     Long John Silver's, Inc.                            N/A          508,351            647,829
     Advantica Restaurant Group,
      Inc. (and Denny's, Inc. and
      Quincy's Restaurants, Inc.
      for the years ended
      December 31, 1999 and 1998)                        N/A          424,742                N/A

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

10.  Concentration of Credit Risk - Continued:
     ----------------------------------------

     In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental and earned income (including the Partnership's share of rental and earned income from joint ventures), for each of the years ended December 31:

                                                 1999                1998               1997
                                              ----------          ----------         ----------
          Jack in the Box                     $1,024,667          $1,023,630         $1,024,667
          Denny's                                799,567             782,486            807,547
          Hardee's                               775,075             784,922            787,260
          Long John Silver's                     479,814             574,044            713,522
          Golden Corral                          446,595                 N/A                N/A

     The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chain did not represent more than ten percent of the Partnership's total rental and earned income.

     In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of its eight Properties and ceased making rental payments to the Partnership on the three rejected leases. In December 1998 and May 1999, the Partnership sold two of the vacant properties. In July 1999, the Partnership entered into a new ease with a new tenant for the remaining vacant property for which rental payments commenced in August of 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases.

     Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains could significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

11.  Termination of Merger
     ---------------------

     On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997

11.  Termination of Merger-Continued:
     -------------------------------

     On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable.

12.  Subsequent Event
     ----------------

     In March 2000, the Partnership sold its property in Cleveland, Tennessee to an unrelated third party for $806,459 and received net sales proceeds of $797,227, resulting in a gain of approximately $147,600 for financial reporting purposes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     The General Partners of the Registrant are James M. Seneff, Jr., Robert A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

     James M. Seneff, Jr., age 53, Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. Mr. Seneff has served as a director and Chairman of the Board since inception in 1994, and served as Chief Executive Officer from 1994 through August 1999, of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served as a director, Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. until it merged with the company in September 1999. In addition, he serves as a director, Chairman of the Board and Chief Executive Officer of CNL Health Care Properties, Inc., as well as CNL Health Care Corp., the advisor to the company. He also serves as director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Since 1992, Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a director, Chairman of the Board and Chief Executive Officer of the following affiliated companies since formation: CNL Securities Corp., since 1979; CNL Investment Company, since 1990; and CNL Institutional Advisors, a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNLBank. Mr. Seneff served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration is Florida's principal investment advisory and money management agency and oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

     Robert A. Bourne, age 52, Since joining CNL Securities Corp. in 1979, Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is the President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Mr. Bourne has served as a director since inception in 1994, President from 1994 through February 1999, Treasurer from February 1999 through August 1999, and Vice Chairman of the Board since February 1999 of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust. He also served in the following positions for CNL Fund Advisors, Inc., the advisor to CNL American Properties Fund, Inc. prior to its merger with CNL American Properties Fund, Inc.: director from 1994 through August 1999, Treasurer from July 1998 through August 1999, President from 1994 through September 1997, and Vice Chairman of the Board from September 1997 through August 1999. Mr. Bourne is a director and President of CNL Health Care Properties, Inc., as well as a director and President of CNL Health Care Corp., the advisor to the company. He is also a director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as CNL Hospitality Corp., its advisor. Mr. Bourne also serves as a director of CNLBank. He has served as a director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne holds the following positions for these affiliates of CNL Financial Group, Inc.: director, President and Treasurer of CNL Investment Company; director, President, Treasurer, and Registered Principal of CNL Securities Corp., a subsidiary of CNL Investment Company and director, President, Treasurer, and Chief Investment Officer of CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of tax manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

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

     CNL Fund Advisors, Inc. provides certain management services in connection with the Partnership and its Properties. CNL Fund Advisors, Inc. is a corporation organized in 1994 under the laws of the State of Florida, and its principal office is located at 450 South Orange Avenue, Orlando, Florida 32801. CNL Fund Advisors, Inc. was a majority owned subsidiary of CNL Financial Group, Inc., until its merger effective September 1, 1999. On September 1, 1999, CNL American Properties Fund, Inc. acquired CNL Fund Advisors, Inc. and was organized to perform property acquisition, property management and other services.

     CNL Financial Group, Inc., which was the parent company of CNL Fund Advisors, Inc. through August 1999, was organized in 1980 under the laws of the State of Florida. CNL Financial Group, Inc. is a diversified real estate company which provides a wide range of real estate, development and financial services to companies in the United States through the activities of its subsidiaries. These activities are primarily focused on the franchised restaurant and hospitality industries. James M. Seneff, Jr., an individual General Partner of the Partnership, is the Chairman of the Board, Chief Executive Officer, and a director of CNL Financial Group, Inc. Mr. Seneff and his wife own all of the outstanding shares of CNL Holdings, Inc., the Parent company of CNL Financial Group, Inc.

     The following persons serve as operating officers of CNL Financial Group, Inc. or its affiliates or subsidiaries in the discretion of the Boards of Directors of those companies, but, except as specifically indicated, do not serve as members of the Boards of Directors of those entities. The Boards of Directors have the responsibility for creating and implementing the policies of CNL Financial Group, Inc. and its affiliated companies.

     Curtis B. McWilliams, age 44, joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President through August 1999. He serves as Chief Executive Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and as President of the Restaurant and Financial Services Groups within CNL Financial Group, Inc. through August 1999. Mr. McWilliams served as President of CNL American Properties Fund, Inc. from February 1999 through August 1999 and previously served as Executive Vice President from February 1998 through February 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co., most recently as Chairman of Merrill Lynch's Private Advisory Services until March 1997. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Masters of Business Administration with a concentration in finance from the University of Chicago in 1983.

     John T. Walker, age 41, serves as President and Chief Operating Officer of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Executive Vice President of CNL American Properties Fund, Inc. from January 1996 through August 1999, as Chief Operating Officer since March 1995 through August 1999, and previously served as Senior Vice President from December 1994 through August 1999. In addition, Mr. Walker has served as Executive Vice President of CNL Fund Advisors, Inc. since January 1996 through August 1999, Chief Operating Officer from April 1995 through August 1999, and previously served as Senior Vice President from November 1994 through January 1996. In addition, Mr. Walker previously served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Advisors, Inc. As of September 1, 1999, Mr. Walker serves as President for CNL American Properties Fund, Inc. From May 1992 to May 1994, Mr. Walker, a certified public accountant, was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network (subsequently acquired by Gaylord Entertainment), where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a Cum Laude graduate of Wake Forest University with a B.S. in Accountancy and is a certified public accountant.

     Lynn E. Rose, age 51, Ms. Rose served as Secretary of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and served as Treasurer from 1994 through February 1999. She also served as Treasurer of CNL Fund Advisors, Inc., from 1994 through July 1998, and served as Secretary and a director from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc.
In addition, she is Secretary and Treasurer of CNL Health Care Properties, Inc., and serves as Secretary of its subsidiaries. In addition, she serves as Secretary, Treasurer and a director of CNL Health Care Corp., the advisor. to the company. Ms. Rose also serves as Secretary and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as Secretary, Treasurer and a director of CNL Hospitality Corp., its Advisor, and as Secretary of the subsidiaries of the company. Ms. Rose served as Secretary and Treasurer of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 to February 1996, and as Secretary and a director of CNL Realty Advisors, Inc., its advisor, from its inception in 1991 through 1997. She also served as Treasurer of CNL Realty Advisors, Inc. from 1991 through February 1996. Ms. Rose, a certified public accountant, has served as Secretary of CNL Financial Group, Inc. (formerly CNL Group, Inc.) since 1987, served as Controller from 1987 to 1993 and has served as Chief Financial Officer since 1993. She also serves as Secretary of the subsidiaries of CNL Financial Group, Inc. and holds various other offices in the subsidiaries. In addition, she serves as Secretary for approximately 50 additional corporations affiliated with CNL Financial Group, Inc. and its subsidiaries. Ms. Rose oversees the tax and legal compliance for over 375 corporations, partnerships and joint ventures, and the accounting and financial reporting for over 200 entities. Prior to joining CNL, Ms. Rose was a partner with Robert A. Bourne in the accounting firm of Bourne & Rose, P.A., Certified Public Accountants. Ms. Rose holds a B.A. in Sociology from the University of Central Florida. She was licensed as a certified public accountant in 1979.

     Jeanne A. Wall, age 41, Ms. Wall served as Executive Vice President of CNL American Properties Fund, Inc., a public, unlisted real estate investment trust, from 1994 through August 1999, and as Executive Vice President of CNL Fund Advisors, Inc., its advisor, from 1994 through August 1999, at which point it merged with CNL American Properties Fund, Inc. Ms. Wall also serves as Executive Vice President of CNL Health Care Properties, Inc. and CNL Health Care Corp., the Advisor to the Company. Ms. Wall also serves as Executive Vice President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, and serves as Executive Vice President and a director of CNL Hospitality Corp., its advisor. She also serves as a director for CNLBank. Ms. Wall serves as Executive Vice President of CNL Financial Group, Inc. (formerly CNL Group, Inc.). Ms. Wall has served as Chief Operating Officer of CNL Investment Company and of CNL Securities Corp. since 1994 and has served as Executive Vice President of CNL Investment Company since January 1991. In 1984, Ms. Wall joined CNL Securities Corp. and in 1985, became Vice President. In 1987, she became a Senior Vice President and in July 1997, became Executive Vice President of CNL Securities Corp. In this capacity, Ms. Wall serves as national marketing and sales director and oversees the national marketing plan for the CNL investment programs. In addition, Ms. Wall oversees product development, communications and investor services for programs offered through participating brokers. Ms. Wall also served as Senior Vice President of CNL Institutional Advisors Inc., a registered investment advisor, from 1990 to 1993. Ms. Wall served as Vice President of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange, from 1992 through 1997, and served as Vice President of CNL Realty Advisors, Inc. from its inception in 1991 through 1997. Ms. Wall currently serves as a trustee on the Board of the Investment Program Association, is a member of the Corporate Advisory Council for the International Association for Financial Planning and is a member of IWF, International Women's Forum. In addition, she previously served on the Direct Participation Program committee for the National Association of Securities Dealers, Inc. Ms. Wall holds a B.A. in Business Administration from Linfield College and is a registered principal of CNL Securities Corp.

     Steven D. Shackelford, age 36, a certified public accountant, serves as Senior Vice President, Chief Financial Officer, and Secretary of CNL American Properties Fund, Inc. and CNL Fund Advisors, Inc. He served as Chief Financial Officer of CNL American Properties Fund, Inc. from January 1997 and as Chief Financial Officer of CNL Fund Advisors, Inc. since September 1996 through August 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he served as a manager in the Price Waterhouse, Paris, France office serving several multinational clients. Mr. Shackelford was an audit staff and audit senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a B.A. in Accounting, with honors, and a Masters of Business Administration from Florida State University.

Item 11.  Executive Compensation

     Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     As of March 15, 2000, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

     The following table sets forth, as of March 15, 2000, the beneficial ownership interests of the General Partners in the Registrant.

             Title of Class                          Name of Partner                    Percent of Class
             --------------                          ---------------                    ----------------
      General Partnership Interests               James M. Seneff, Jr.                           45%
                                                  Robert A. Bourne                               45%
                                                  CNL Realty Corporation                         10%
                                                                                             -------
                                                                                                100%
                                                                                             =======

     Neither the General Partners, nor any of their affilates own any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions


     The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 1999, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.


                                                                                             Amount Incurred
     Type of Compensation                                                                      For the Year
         and Recipient                           Method of Computation                     Ended December 31, 1999
--------------------------------       --------------------------------------        -------------------------------
Reimbursement to affiliates for        Operating expenses are reimbursed at          Operating expenses incurred on
operating expenses                     the lower of cost or 90 percent of            behalf of the Partnership:
                                       the prevailing rate at which                  $188,602
                                       comparable services could have been
                                       obtained in the same geographic area.         Accounting and administrative
                                       Affiliates of the General Partners            services: $139,857
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership for which the Partnership
                                       reimburses the affiliates without
                                       interest.

Annual management fee                  One percent of the sum of gross               $42,710
to affiliates                          operating revenues from Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which the Partnership is a
                                       co-venturer.  The management fee,
                                       which will not exceed competitive
                                       fees for comparable services in the
                                       same geographic area, may or may not
                                       be taken, in whole or in part as to
                                       any year, in the sole discretion of
                                       affiliates.

                                                                                             Amount Incurred
     Type of Compensation                                                                     For the Year
         and Recipient                         Method of Computation                     Ended December 31, 1999
-------------------------------        --------------------------------------        -------------------------------
Deferred, subordinated real            A deferred, subordinated real estate          $-0-
estate disposition fee                 disposition fee, payable upon sale of
payable to affiliates                  one or more Properties, in an amount
                                       equal to the lesser of (i) one-half
                                       of a competitive real estate
                                       commission, or (ii) three percent of
                                       the sales price of such Property or
                                       Properties.  Payment of such fee
                                       shall be made only if affiliates of
                                       the General Partners provide a
                                       substantial amount of services in
                                       connection with the sale of a
                                       Property or Properties and shall be
                                       subordinated to certain minimum
                                       returns to the Limited Partners.
                                       However, if the net sales proceeds
                                       are reinvested in a replacement
                                       Property, no such real estate
                                       disposition fee will be incurred
                                       until such replacement Property is
                                       sold and the net sales proceeds are
                                       distributed.

General Partners' deferred,            A deferred, subordinated share equal          $-0-
subordinated share of                  to one percent of Partnership
Partnership net cash flow              distributions of net cash flow,
                                       subordinated to certain minimum
                                       returns to the Limited Partners.

General Partners' deferred,            A deferred, subordinated share equal          $-0-
subordinated share of                  to five percent of Partnership
Partnership net sales                  distributions of such net sales
proceeds from a sale or sales          proceeds, subordinated to certain
not in liquidation of the              minimum returns to the Limited
Partnership                            Partners.

                                                                                             Amount Incurred
    Type of Compensation                                                                       For the Year
        And Recipient                           Method of Computation                    Ended December 31, 1999
-------------------------------        --------------------------------------        -------------------------------
General Partners' share of             Distributions of net sales proceeds           $-0-
Partnership net sales                  from a sale or sales of substantially
proceeds from a sale or sales          all of the Partnership's assets will
in liquidation of the                  be distributed in the following order
Partnership                            or priority:  (i) first, to pay all
                                       debts and liabilities of the
                                       Partnership and to establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation of net income, net loss,
                                       gain and loss, in proportion to such
                                       balances, up to amounts sufficient to
                                       reduce such balances to zero; and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)  The following documents are filed as part of this report.

     1.   Financial Statements

                Report of Independent Certified Public Accountants

                Balance Sheets at December 31, 1999 and 1998

                Statements of Income for the years ended December 31, 1999, 1998, and 1997

                Statements of Partners' Capital for the years ended December 31, 1999, 1998, and 1997

                Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

                Notes to Financial Statements


     2.   Financial Statement Schedules

                Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997

                Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

                Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 1999

                Schedule IV - Mortgage Loan on Real Estate at December 31, 1999

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

               27      Financial Data Schedule (Filed herewith.)

(b) The Registrant filed no reports on Form 8-K during the period October 1, 1999 through December 31, 1999.

(c)  Not applicable.

(d) The Partnership is required to file audited financial information of its tenant, Jack in the Box Inc. (formerly Foodmaker, Inc.), and subsidiaries as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 1999. The summarized financial information presented for Jack in the Box Inc. (formerly Foodmaker, Inc.) and Subsidiaries as of October 3, 1999 and September 27, 1998, and for the fifty-three weeks ended October 3, 1999 and for the fifty-two weeks ended September 27, 1998, was obtained from the Form 10-K filed by Jack in the Box Inc., (formerly Foodmaker, Inc.), and Subsidiaries, with the Securities and Exchange Commission.

                     Jack in the Box Inc. and Subsidiaries
                            Selected Financial Data
                                 (in Thousands)

Consolidated Balance Sheet Data:                                 October 3,  1999                    September 27, 1998
--------------------------------                                 ----------------                    ------------------
Current Assets                                                      $   97,234                           $    82,422
Noncurrent Assets                                                       736,410                              661,166
Current Liabilities                                                     229,026                              225,745
Noncurrent Liabilities                                                  386,781                              380,863

                                       Fifty-three Weeks Ended                          Fifty-two Weeks Ended
Consolidated Statements of
--------------------------
Operations Data:                          October 3 , 1999                 September 27, 1998              September 28, 1997
---------------                           ----------------                 ------------------              ------------------
Gross Revenues                            $      1,456,899                 $        1,224,056              $        1,071,742

Costs and Expenses (including taxes)            (1,380,441)                        (1,153,003)                     (1,036,439)

Extraordinary Item, net of taxes                        --                             (4,378)                         (1,252)
                                          ----------------                 ------------------              ------------------
Net Earnings                              $         76,458                 $           66,675              $           34,051
                                          ================                 ==================              ==================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 2000.

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

         Signature                                 Title                                      Date
         ---------                                 -----                                      ----

/s/ Robert A. Bourne                     President, Treasurer and Director               March 27, 2000
-----------------------------
Robert A. Bourne                         (Principal Financial and Accounting
                                         Officer)


/s/ James M. Seneff, Jr.                 Chief Executive Officer and Director            March 27, 2000
-----------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                SCHEDULE  II - VALUATION AND QUALIFYING ACCOUNTS
                ------------------------------------------------

                 Years Ended December 31, 1999, 1998, and 1997


                                                       Additions                    Deductions
                                             --------------------------   --------------------------
                                                                                           Collected
                                                                                           or Deter-
                              Balance at    Charged to    Charged to        Deemed         mined to      Balance
                              Beginning     Costs and       Other          Uncollec-        be Col-      at End
  Year       Description       of Year       Expenses      Accounts          tible         lectible      of Year
-------     --------------    ----------    ----------    ----------       --------        ---------     ------
  1997      Allowance for
               doubtful
               accounts (a)    $  23,395     $      --     $   1,586 (b)   $   8,538 (c)   $   8,961     $  7,482
                              ==========    ==========    ==========      ==========      ==========    =========

  1998      Allowance for
               doubtful
               accounts (a)    $   7,482     $ 188,990     $  36,045 (b)   $      -- (c)   $  11,561     $220,956
                              ==========    ==========    ==========      ==========      ==========    =========

  1999      Allowance for
               doubtful
               accounts (a)    $ 220,956     $      --     $  14,490 (b)   $ 208,727 (c)   $   5,905     $ 20,814
                              ==========    ==========    ==========      ==========      ==========    =========


     (a) Deducted from receivables and accrued rental income on the balance sheet.

     (b)    Reduction of rental, earned, and other income.

     (c)    Amounts written off as uncollectible.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                                December 31, 1999

                                                                             Costs Capitalized
                                                                              Subsequent to           Gross Amount at Which
                                                       Initial Cost            Acquisition          Carried at Close of Period(c)
                                                   --------  -------------  --------  ---------    ------------------------------
                                        Encum-               Buildings and  Improve-   Carrying             Buildings and
                                        brances     Land     Improvements   ments      Costs       Land     Improvements   Total
                                        --------   --------  -------------  --------  ---------    -------- ------------ --------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Burger King Restaurants:
         Valdosta, Georgia                    -    $238,891  $  316,670           -           -    $238,891  $ 316,670  $ 555,561
         Natchitoches, Louisiana              -     152,329           -     489,366           -     152,329    489,366    641,695

      Denny's Restaurants:
         St. Ann, Missouri                    -     338,826           -           -           -     338,826         (f)   338,826
         Phoenix, Arizona                     -     456,306           -           -           -     456,306         (f)   456,306
         Black Mountain, North Carolina       -     260,493           -           -           -     260,493         (f)   260,493
         Blue Springs, Missouri               -     497,604           -           -           -     497,604         (f)   497,604
         Columbus, Georgia                    -     125,818     314,690           -           -     125,818    314,690    440,508
         Tempe, Arizona                       -     709,275           -           -           -     709,275         (f)   709,275

      Golden Corral Family
         Steakhouse Restaurants:
             Arlington, Texas                 -     711,558   1,159,978           -           -     711,558  1,159,978  1,871,536

      Hardee's Restaurants:
         Crossville, Tennessee                -     290,136     334,350           -           -     290,136    334,350    624,486
         Toccoa, Georgia                      -     208,847           -           -           -     208,847         (f)   208,847
         Columbia, Mississippi                -     134,810           -           -           -     134,810         (f)   134,810
         Pensacola, Florida                   -     277,236           -           -           -     277,236         (f)   277,236
         Columbia, South Carolina             -     325,674           -           -           -     325,674         (f)   325,674
         Simpsonville, South Carolina         -     239,494           -           -           -     239,494         (f)   239,494
         Indian Trail, North Carolina         -     298,938           -           -           -     298,938         (f)   298,938
         Clarksville, Georgia                 -     160,478     415,540           -           -     160,478    415,540    576,018

      Jack in the Box Restaurants:
         Spring, Texas                        -     564,164     510,639           -           -     564,164    510,639  1,074,803
         Houston, Texas                       -     360,617     659,805           -           -     360,617    659,805  1,020,422
         Arlington, Texas                     -     329,226     716,600           -           -     329,226    716,600  1,045,826
         Grapevine, Texas                     -     471,367     590,988           -           -     471,367    590,988  1,062,355
         Rialto, California                   -     524,251     595,226           -           -     524,251    595,226  1,119,477
         Phoenix, Arizona                     -     294,773     527,466           -           -     294,773    527,466    822,239
         Petaluma, California                 -     534,076     800,780           -           -     534,076    800,780  1,334,856
         Willis, Texas                        -     569,077     427,381           -           -     569,077    427,381    996,458
         Houston, Texas                       -     368,758     663,022           -           -     368,758    663,022  1,031,780

      KFC Restaurant:
         Las Cruces, New Mexico               -     175,905           -           -           -     175,905         (f)   175,905

                                                                                                 Life on Which
                                                                                                 Depreciation in
                                                                   Date                             Latest Income
                                                Accumulated        of Con-        Date             Statement is
                                                Depreciation      struction     Acquired             Computed
                                               ---------------    ----------   -----------      -----------------
Properties the Partnership
  has Invested in Under
  Operating Leases:

      Burger King Restaurants:
         Valdosta, Georgia                           $  67,093        1990        08/92                 (b)
         Natchitoches, Louisiana                       110,610        1993        12/92                 (b)

      Denny's Restaurants:
         St. Ann, Missouri                                  (f)       1993        11/92                 (d)
         Phoenix, Arizona                                   (f)       1993        11/92                 (d)
         Black Mountain, North Carolina                     (f)       1992        12/92                 (d)
         Blue Springs, Missouri                             (f)       1993        12/92                 (d)
         Columbus, Georgia                              65,019        1980        01/93                 (g)
         Tempe, Arizona                                     (f)       1982        02/93                 (d)

      Golden Corral Family
         Steakhouse Restaurants:
             Arlington, Texas                          273,628        1992        12/92                 (b)

      Hardee's Restaurants:
         Crossville, Tennessee                          78,290        1992        12/92                 (b)
         Toccoa, Georgia                                    (f)       1992        12/92                 (d)
         Columbia, Mississippi                              (f)       1991        01/93                 (d)
         Pensacola, Florida                                 (f)       1993        03/93                 (d)
         Columbia, South Carolina                           (f)       1991        05/93                 (d)
         Simpsonville, South Carolina                       (f)       1992        06/93                 (d)
         Indian Trail, North Carolina                       (f)       1992        07/93                 (d)
         Clarksville, Georgia                           88,990        1992        07/93                 (b)

      Jack in the Box Restaurants:
         Spring, Texas                                 118,496        1993        01/93                 (b)
         Houston, Texas                                153,111        1993        01/93                 (b)
         Arlington, Texas                              166,290        1992        01/93                 (b)
         Grapevine, Texas                              137,141        1992        01/93                 (b)
         Rialto, California                            138,125        1992        01/93                 (b)
         Phoenix, Arizona                              122,931        1992        01/93                 (b)
         Petaluma, California                          185,825        1993        01/93                 (b)
         Willis, Texas                                  98,512        1993        02/93                 (b)
         Houston, Texas                                152,828        1993        02/93                 (b)

      KFC Restaurant:
         Las Cruces, New Mexico                             (f)       1990        03/93                 (d)

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent to            Gross Amount at Which
                                                        Initial Cost            Acquisition           Carried at Close of Period (c)
                                                 ----------- -------------  ------------------    ----------------------------------
                                    Encum-                   Buildings and  Improve-  Carrying               Buildings and
                                   brances          Land      Improvements   ments    Costs         Land     Improvements   Total
                                   ---------     ----------- -------------  -------- ---------    ---------  ------------- ---------

Long John Silver's Restaurants:
  Clarksville, Tennessee (l)          -           166,283     384,574            -        -       166,283      384,574     550,857
  El Paso, Texas                      -           314,270           -            -        -       314,270           (f)    314,270
  Tucson, Arizona                     -           277,378     245,385            -        -       277,378      245,385     522,763
  Asheville, North Carolina           -           213,536     453,223            -        -       213,536      453,223     666,759

Quincy's Restaurant:
  Albany, Georgia                     -           378,547          -             -        -       378,547           (f)    378,547

Shoney's Restaurants:
  Bradenton, Florida                  -           455,986           -            -        -       455,986           (f)    455,986
  Winter Haven, Florida               -           475,084           -            -        -       475,084           (f)    475,084

Sports Rock Cafe Restaurant:
  Tempe, Arizona                      -           121,831     620,527       55,000        -       121,831      675,527     797,358

Other:
  Statesville, North Carolina         -           240,870     334,643       30,000        -       240,870      364,643     605,513
                                             ------------ -----------    ---------   ------   -----------  ----------- -----------

                                             $ 12,262,712 $10,071,487    $ 574,366        -   $12,262,712  $10,645,853 $22,908,565
                                             ============ ===========    =========   ======   ===========  =========== ===========

Property of Joint Venture in Which
  the Partnership has an 18.61%
  Interest and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington          -      $    322,726 $   791,658             -         -  $   322,726  $   791,658 $ 1,114,384
                                             ============ ===========     =========   =======  ===========  =========== ===========

Property of Joint Venture in Which
  the Partnership has a 31.13%
  Interest and has Invested in
  Under an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (j)           -      $    171,061 $   243,326     $  99,128         -  $   270,189  $   243,326 $   513,515
                                             ============ ===========     =========   =======  ===========  =========== ===========


                                                                                       Life on Which
                                                                                      Depreciation in
                                                                 Date                  Latest Income
                                              Accumulated       of Con-     Date       Statement is
                                              Depreciation     struction   Acquired      Computed
                                              --------------  ----------   --------   ---------------
Long John Silver's Restaurants:
  Clarksville, Tennessee (l)                        4,112        1993        03/93          (l)
  El Paso, Texas                                       (f)       1993        06/93          (d)
  Tucson, Arizona                                  53,044        1992        07/93          (b)
  Asheville, North Carolina                         4,737        1993        08/93          (m)

Quincy's Restaurant:
  Albany, Georgia                                      (f)       1991        12/92          (d)

Shoney's Restaurants:
  Bradenton, Florida                                   (f)       1993        12/92          (d)
  Winter Haven, Florida                                (f)       1993        05/93          (d)

Sports Rock Cafe Restaurant:
  Tempe, Arizona                                   87,423        1988        04/93          (h)

Other:
  Statesville, North Carolina                      21,532        1993        04/93          (i)
                                              -----------

                                              $ 2,127,737
                                              ===========

Property of Joint Venture in Which
  the Partnership has an 18.61%
  Interest and has Invested in
  Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington                  $   190,284        1992        12/92          (b)
                                              ===========

Property of Joint Venture in Which
  the Partnership has a 31.13%
  Interest and has Invested in
  Under an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (j)                   $    12,807        1988        10/92          (j)
                                              ===========

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------

                               December 31, 1999

                                                                             Costs Capitalized
                                                                               Subsequent to          Gross Amount at Which
                                                        Initial Cost            Acquisition         Carried at Close of Period (c)
                                                 ----------- -------------  ------------------- -----------------------------------
                                      Encum-                 Buildings and  Improve-   Carrying             Buildings and
                                     brances        Land      Improvements   ments     Costs      Land      Improvements    Total
                                     ---------   ----------- -------------  ---------  -------- ----------  -------------  --------
Property of Joint Venture in
   Which the Partnership has a
   87.54% Interest and has Invested
   in Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Middleburg Heights, Ohio   -            $ 521,571             -           -         -  $ 521,571          (f) $   521,571
                                                ===========    ==========   =========  ======== ==========              ===========

Property of Joint Venture in
   Which the Partnership has a
   27.72% Interest in Under an
   Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio                 -            $ 407,096             -   $ 498,684         -  $ 407,096   $ 498,684  $  905,780)
                                                ===========    ==========   =========  ======== ==========  ==========  ==========

Property of Joint Venture in
   Which the Partnership has a
   55% Interest in Under an
   Operating Lease:

    IHOP Restaurant:
      Bossier City, Louisiana        -            $ 453,016       866,192           -         -  $ 453,016   $ 866,192  $1,319,208
                                                ===========    ==========   =========  ======== ==========  ==========  ==========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona               -                    -             -     467,545         -          -          (f)         (f)
      St. Ann, Missouri              -                    -             -     324,340         -          -          (f)         (f)
      Black Mountain, North Carolina -                    -       696,851           -         -          -          (f)         (f)
      Blue Springs, Missouri         -                    -             -     485,945         -          -          (f)         (f)
      Cleveland, Tennessee           -              158,300       510,479           -         -         (f)         (f)         (f)
      Tempe, Arizona                 -                    -             -     491,258         -          -          (f)         (f)
      Amherst, Ohio                  -              127,672       169,928     316,796         -         (f)         (f)         (f)

                                                                                         Life on Which
                                                                                        Depreciation in
                                                                   Date                  Latest Income

                                                 Accumulated      of Con-      Date        Statement is
                                                 Depreciation    struction   Acquired       Computed
                                                 ------------    ---------   --------   ----------------
Property of Joint Venture in
   Which the Partnership has a
   87.54% Interest and has Invested
   in Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Middleburg Heights, Ohio                       (f)         1995      05/96               (d)


Property of Joint Venture in
   Which the Partnership has a
   27.72% Interest in Under an
   Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio                               $ 17,315          1998      08/98               (b)
                                                 ==========

Property of Joint Venture in
   Which the Partnership has a
   55% Interest in Under an
   Operating Lease:

    IHOP Restaurant:
      Bossier City, Louisiana                      $  4,541          1998      11/99               (b)
                                                 ==========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona                                   (d)         1993      11/92               (d)
      St. Ann, Missouri                                  (d)         1993      11/92               (d)
      Black Mountain, North Carolina                     (d)         1992      12/92               (d)
      Blue Springs, Missouri                             (d)         1993      12/92               (d)
      Cleveland, Tennessee                               (e)         1992      12/92               (e)
      Tempe, Arizona                                     (d)         1982      02/93               (d)
      Amherst, Ohio                                      (e)         1987      07/93               (e)

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
            -------------------------------------------------------
                               December 31, 1999

                                                                                 Costs Capitalized
                                                                                   Subsequent to       Gross Amount at Which
                                                         Initial Cost               Acquisition     Carried at Close of Period (c)
                                                    ----------- --------------- ------------------- ------------------------------
                                        Encum-                   Buildings and  Improve-   Carrying             Buildings and
                                       brances          Land      Improvements   ments      Costs     Land      Improvements
                                     ------------   ----------- --------------- ---------  -------- --------  --------------------
    Hardee's Restaurants:
      Toccoa, Georgia                     -               -         437,938             -       -          -          (f)
      Fultondale, Alabama                 -         173,016               -       636,480       -         (f)         (f)
      Poplarville, Mississippi            -         138,020               -       444,485       -         (f)         (f)
      Columbia, Mississippi               -               -         367,836             -       -          -          (f)
      Pensacola, Florida                  -               -               -       450,193       -          -          (f)
      Columbia, South Carolina            -               -         452,333             -       -          -          (f)
      Simpsonville, South Carolina        -               -         517,680             -       -          -          (f)
      Indian Trail, North Carolina        -               -         496,110             -       -          -          (f)

    KFC Restaurant:
      Las Cruces, New Mexico              -               -         224,790             -       -          -          (f)

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee             -         174,746         555,186             -       -         (f)         (f)
      El Paso, Texas                      -               -               -       371,286       -          -          (f)
      Chattanooga, Tennessee              -         142,627         584,320             -       -         (f)         (f)


    Quincy's Restaurant:
      Albany, Georgia                     -               -         880,338             -       -          -          (f)

    Shoney's Restaurants:
      Bradenton, Florida                  -               -               -       596,374       -          -          (f)
      Winter Haven, Florida               -               -               -       758,986       -          -          (f)
                                              ------------------ --------------  ---------  ------

                                                   $914,381      $5,893,789     $5,343,688      -
                                              ================== ============== ==========  ======

Property of Joint Venture in Which
   the Partnership has a 59.05%
   Interest and has Invested in
   Under a Direct Financing Lease:

     Hardee's Restaurant:
       Williston, Florida                 -        $150,143               -      $499,071       -         (f)         (f)
                                              ================== ==============  =========  ======

Property of Joint Venture in Which
   the Partnership has an 87.54%
   Interest and has Invested in
   Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Middleburg Heights, Ohio        -               -      $1,357,288             -       -          -          (f)
                                              ================== ==============  =========  ======


                                                                                                     Life on Which
                                                                                                    Depreciation in
                                                                                                     Latest Income
                                                Accumulated             Date               Date      Statement is
                                      Total     Depreciation       of Construction       Acquired      Computed
                                      -----     ------------       ---------------       --------   ---------------
    Hardee's Restaurants:
      Toccoa, Georgia                    (f)            (d)            1992               12/92          (d)
      Fultondale, Alabama                (f)            (e)            1993               12/92          (e)
      Poplarville, Mississippi           (f)            (e)            1993               01/93          (e)
      Columbia, Mississippi              (f)            (d)            1991               01/93          (d)
      Pensacola, Florida                 (f)            (d)            1993               03/93          (d)
      Columbia, South Carolina           (f)            (d)            1991               05/93          (d)
      Simpsonville, South Carolina       (f)            (d)            1992               06/93          (d)
      Indian Trail, North Carolina       (f)            (d)            1992               07/93          (d)

    KFC Restaurant:
      Las Cruces, New Mexico             (f)            (d)            1990               03/93          (d)

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee            (f)            (e)            1989               02/93          (e)
      El Paso, Texas                     (f)            (d)            1993               06/93          (d)
      Chattanooga, Tennessee             (f)            (e)            1993               07/93          (e)


    Quincy's Restaurant:
      Albany, Georgia                    (f)            (d)            1991               12/92          (d)

    Shoney's Restaurants:
      Bradenton, Florida                 (f)            (d)            1993               12/92          (d)
      Winter Haven, Florida              (f)            (d)            1993               05/93          (d)



Property of Joint Venture in Which
  the Partnership has a 59.05%
  Interest and has Invested in
  Under a Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida                 (f)            (e)            1993               12/92          (e)


Property of Joint Venture in Which
  the Partnership has an 87.54%
  Interest and has Invested in
  Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Middleburg Heights, Ohio       (f)            (d)            1995               05/96          (d)


                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)


       NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
       ----------------------------------------------------------------


                               December 31, 1999


(a) Transactions in real estate and accumulated depreciation during 1999, 1998, and 1997, are summarized as follows:

                                                                                                     Accumulated
                                                                               Cost                 Depreciation
                                                                         ----------------        ------------------
Properties the Partnership has Invested in Under Operating
 Leases:

     Balance, December 31, 1996                                               $22,226,166                $1,143,698
     Additional costs capitalized                                                  55,000                        --
     Depreciation expense                                                              --                   317,189
                                                                         ----------------        ------------------

     Balance, December 31, 1997                                                22,281,166                 1,460,887
     Reclassified as operating lease                                            1,019,673                        --
     Dispositions                                                                (595,872)                   (7,949)
     Depreciation expense (k)                                                          --                   342,161
                                                                         ----------------        ------------------

     Balance, December 31, 1998                                                22,704,967                 1,795,099
     Deposition                                                                  (664,199)                  (10,079)
     Additional costs capitalized                                                  30,000                        --
     Reclassified to operating lease                                              837,797                        --
     Depreciation expense                                                              --                   342,717
                                                                         ----------------        ------------------
     Balance, December 31, 1999                                               $22,908,565                $2,127,737
                                                                         ================        ==================


Property of Joint Venture in Which the Partnership has a 18.61% Interest and has Invested in Under an Operating Lease:

     Balance, December 31, 1996                                               $ 1,114,384                $  111,118
     Depreciation expense                                                              --                    26,390
                                                                         ----------------        ------------------

     Balance, December 1997                                                     1,114,384                   137,508
     Depreciation expense                                                              --                    26,387
                                                                         ----------------        ------------------

     Balance, December 31, 1998                                                 1,114,384                   163,895
     Depreciation expense                                                              --                    26,389
                                                                         ----------------        ------------------

     Balance, December 31, 1999                                               $ 1,114,384                $  190,284
                                                                         ================        ==================

                           CNL INCOME FUND XII, LTD.

                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                                           Accumulated
                                                                                  Cost                     Depreciation
                                                                              -----------------           ------------------
Property of Joint Venture in Which the Partnership has  27.72%
Interest and has Invested in Under Operating Leases:


Balance, December 31, 1997                                                    $              --           $               --
Acquisition                                                                             875,702                           --
Depreciation expense                                                                         --                           --
                                                                              -----------------           ------------------

Balance, December 31, 1998                                                              875,702                           --
Acquisition                                                                              30,078                           --
Depreciation expense                                                                         --                       17,315
                                                                              -----------------           ------------------
Balance, December 31, 1999                                                    $         905,780           $           17,315
                                                                              =================           ==================

Property of Joint Venture in Which the Partnership has a 31.13%
Interest and has Invested in Under an Operating Lease:

Balance, December 31, 1996                                                    $         270,189           $               --
Depreciation expense (d)                                                                     --                           --
                                                                              -----------------           ------------------
Balance, December 31, 1997                                                              270,189                           --
Depreciation Expense (d)                                                                     --                           --
                                                                              -----------------           ------------------

Balance, December 31, 1998                                                              270,189                           --
Reclassification to operating lease                                                     243,326                           --
Depreciation expense (j)                                                                     --                       12,807
                                                                              -----------------           ------------------
Balance, December 31, 1999                                                    $         513,515           $           12,807
                                                                              =================           ==================

                           CNL INCOME FUND XII, LTD.

                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ---------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

                                                                                 Accumulated
                                                                 Cost           Depreciation
                                                            ------------       --------------
Property of Joint Venture in Which the Partnership has
  a 87.54% Interest and has Invested in Under an
  Operating Lease:

     Balance, December 31, 1996                            $     521,571                   --
     Depreciation expense (d)                                         --
                                                           -------------       --------------

     Balance, December 31, 1997                                  521,571                   --
     Depreciation expense (d)                                         --                   --
                                                           -------------      ---------------

     Balance, December 31, 1998                                  521,571                   --
     Depreciation expense (d)                                         --                   --
                                                           -------------      ---------------
     Balance, December 31, 1999                            $     521,571      $            --
                                                           =============      ===============

 Property of Joint Venture in Which the Partnership
   has a 55% Interest and has Invested in Under an
   Operating Lease:
       Balance, December 31, 1998                          $          --      $            --
       Acquisition                                             1,319,208
       Depreciation expense                                           --                4,541
                                                           -------------      ---------------
     Balance, December 31, 1999                            $   1,319,208      $         4,541
                                                           =============      ===============

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
              ----------------------------------------------------
                           DEPRECIATION - CONTINUED
                            ------------------------

                               December 31, 1999

(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 1999, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $35,176,682 and $6,620,430, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(g) Effective January 1994, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 29 years.

(h) Effective July 1996, the lease for this Property terminated, resulting in the lease being reclassified as an operating lease. The land and building were recorded at net book value and the building is being depreciated over its remaining estimated life of approximately 27 years.

(i) Effective June 1998, the lease for this Property was amended, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(j) For financial reporting purposes, the undepreciated cost of the Property in Kingsville, Florida, was reduced to its estimated net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss on land and net investment in direct financing lease in the amount of $316,113 during 1998. The impairment at December 31, 1998, represents the difference between the Property's carrying value and the estimated net realizable value of the Property. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over the remaining life of approximately 19 years. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 1999, excluding the allowance for loss on land and building.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

             NOTES TO SCHEDULE  III - REAL ESTATE AND ACCUMULATED
             -----------------------------------------------------
                           DEPRECIATION - CONTINUED
                           ------------------------

                               December 31, 1999

(k) For financial reporting purposes the undepreciated cost of the Property in Morganton, North Carolina, was reduced to its estimated net realizable value due to an impairment in value. The Partnership recognized the impairment by recording an allowance for loss on building in the amount of $206,535 at December 31, 1998. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement. The impairment at December 31, 1998 represented the difference between the Property's carrying value and the estimated net realizable value of the Property.


(l) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(m) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 24 years.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                  SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                  -------------------------------------------

                               December 31, 1999

                                                                                                 Principal
                                                                                                   Amount
                                                                                                  of Loans
                                                                                                 Subject to
                                                                                  Carrying       Delinquent
                                    Final      Periodic                Face       Amount of     Principal or
                      Interest     Maturity    Payment      Prior    Amount of    Mortgages     Description
                        Rate         Date       Terms       Liens    Mortgages       (1)          Interest
                      --------     --------    --------     -----    ---------    ---------     -----------
Long John Silver
Morganton, NC
First Mortgage          10.25%     May 2004       (2)       $  --    $  55,000    $  51,301     $        --
                                                            =====    =========    =========     ===========

          (1)  The tax carrying value of the note is $51,301.

          (2) Monthly payments of $1,175 consisting of principal and interest at an annual rate of 10.25%.

                                 EXHIBIT INDEX

Exhibit Number
--------------

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