Form 10-Q
period 2000-03-31
CNL INCOME FUND XII LTD
filed 2000-05-11
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to ________________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                                59-3078856
----------------------------------------           -----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


450 South Orange Avenue
Orlando, Florida                                                  32801
----------------------------------------           -----------------------------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number
(including area code)                                       (407) 540-2000
                                                   -----------------------------


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

                  Condensed Statements of Cash Flows

                  Notes to Condensed Financial Statements

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk

Part II

   Other Information

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                               March 31,              December 31,
                                                                                  2000                    1999
                                                                           -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation                                                  $ 20,987,858            $ 20,780,828
   Net investment in direct financing leases                                       10,439,801              11,441,924
   Investment in joint ventures                                                     3,395,537               3,415,888
   Mortgage note receivable                                                            49,026                  51,301
   Cash and cash equivalents                                                        1,989,584               1,870,366
   Restricted cash                                                                    790,250                      --
   Receivables, less allowance for doubtful accounts
       of $54,912 and $14,491, respectively                                            60,183                  80,791
   Due from related parties                                                                --                   5,222
   Prepaid expenses                                                                     9,290                  13,552
   Lease costs, less accumulated amortization
       of $7,478 and $6,142, respectively                                              54,945                  56,281
   Accrued rental income, less allowance for doubtful
       accounts of $7,520 and $6,323, respectively                                  2,771,549               2,724,774
                                                                           -------------------     -------------------

                                                                                 $ 40,548,023            $ 40,440,927
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $     56,079            $    136,006
   Accrued and escrowed real estate taxes payable                                      16,199                  11,897
   Distributions payable                                                              956,252                 956,252
   Due to related parties                                                             106,001                  74,909
   Rents paid in advance and deposits                                                 122,729                  50,987
                                                                           -------------------     -------------------
       Total liabilities                                                            1,257,260               1,230,051

   Partners' capital                                                               39,290,763              39,210,876
                                                                           -------------------     -------------------

                                                                                 $ 40,548,023            $ 40,440,927
                                                                           ===================     ===================




See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2000               1999
                                                                                 --------------    ---------------
Revenues:
    Rental income from operating leases                                              $ 706,506          $ 607,255
    Earned income from direct financing leases                                         296,499            376,334
    Interest and other income                                                           45,489             19,755
                                                                                 --------------    ---------------
                                                                                     1,048,494          1,003,344
                                                                                 --------------    ---------------

Expenses:
    General operating and administrative                                                48,581             47,284
    Professional services                                                               14,422             11,141
    Management fees to related parties                                                  10,678             10,530
    Real estate taxes                                                                       --              2,125
    State and other taxes                                                               20,703             20,764
    Depreciation and amortization                                                       97,281             84,706
    Transaction costs                                                                   46,395             35,419
                                                                                 --------------    ---------------
                                                                                       238,060            211,969
                                                                                 --------------    ---------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Land and Building                                              810,434            791,375

Equity in Earnings of Joint Ventures                                                    78,072             71,138

Gain on Sale of Land and Building                                                      147,633                 --
                                                                                 --------------    ---------------
Net Income                                                                          $1,036,139          $ 862,513
                                                                                 ==============    ===============

Allocation of Net Income:
    General partners                                                                $    8,885          $   8,625
    Limited partners                                                                 1,027,254            853,888
                                                                                 --------------    ---------------

                                                                                    $1,036,139          $ 862,513
                                                                                 ==============    ===============

Net Income Per Limited Partner Unit                                                 $     0.23          $    0.19
                                                                                 ==============    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                                        4,500,000          4,500,000
                                                                                 ==============    ===============



See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                             Quarter Ended           Year Ended
                                                               March 31,            December 31,
                                                                  2000                  1999
                                                           -------------------    ------------------

General partners:
    Beginning balance                                             $   259,109            $  223,305
    Net income                                                          8,885                35,804
                                                           -------------------    ------------------
                                                                      267,994               259,109
                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                              38,951,767            39,167,536
    Net income                                                      1,027,254             3,609,239
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                           (956,252 )          (3,825,008 )
                                                           -------------------    ------------------
                                                                   39,022,769            38,951,767
                                                           -------------------    ------------------

Total partners' capital                                          $ 39,290,763          $ 39,210,876
                                                           ===================    ==================


See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                               2000                 1999
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,073,223           $ 853,445
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                                    791,450                  --
       Investment in joint venture                                                     --            (124,448 )
       Increase in restricted cash                                               (791,450 )                --
       Collections on mortgage note receivable                                      2,247                  --
                                                                          ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                                        2,247            (124,448 )
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (956,252 )        (1,091,252 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                              (956,252 )        (1,091,252 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                   119,218            (362,255 )

Cash and Cash Equivalents at Beginning of Quarter                               1,870,366           2,362,980
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Quarter                                    $1,989,584          $2,000,725
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1999.

         Certain items in the prior year's financial statements have been reclassified to conform to 2000 presentation. These reclassifications had no effect on partners' capital or net income.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                                      March 31, 2000        December 31, 1999
                                                                    -------------------    -------------------
              Land                                                         $ 12,262,712           $ 12,262,712
              Buildings                                                      10,948,828             10,645,853
                                                                    -------------------    -------------------
                                                                             23,211,540             22,908,565
              Less accumulated depreciation                                  (2,223,682 )           (2,127,737 )
                                                                    -------------------    -------------------
                                                                           $ 20,987,858           $ 20,780,828
                                                                    ===================    ===================

         Effective January 1, 2000, the Partnership amended the lease relating to its property in St. Ann, Missouri, to allow for a rent reduction. As a result, the Partnership reclassified the building portion of this asset from net investment in direct financing lease to building on operating lease. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2000 and 1999


3.       Net Investment in Direct Financing Leases:

         In March 2000, the Partnership sold its property in Cleveland, Tennessee, for which the land and building had been classified as a direct financing lease, for $806,460 and received net sales proceeds of $791,450, resulting in a gain of $147,633 for financial reporting purposes. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the land and building were removed from the accounts. This property was originally acquired by the Partnership in December 1992 and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $168,700 in excess of its original purchase price.

4.       Restricted Cash:

         As of March 31, 2000, the net sales proceeds of $791,450, less escrow fees of $1,200, from the sale of the property in Cleveland, Tennessee were being held in an interest-bearing escrow account pending the release of funds by the escrow agent to acquire an additional property (See Note 3 and 6).

5.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

6.       Subsequent Event:

         In April 2000, the Partnership reinvested the net sales proceeds it received from the sale of the property in Cleveland, Tennessee, along with additional funds, in a Krystal property located in Pooler, Georgia, at an approximate cost of $992,000. In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, Property taxes, insurance and utilities. As of March 31, 2000, the Partnership owned 47 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,073,223 and $853,445 for the quarters ended March 31, 2000 and 1999, respectively. The increase in cash from operations for the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2000.

         During the quarter ended March 31, 2000, the Partnership sold its Property in Cleveland, Tennessee, to a third party, for $806,460 and received net sales proceeds of $791,450, resulting in a total gain of $147,633 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1992, and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $168,700 in excess of its original purchase price. As of March 31, 2000, the net sales proceeds relating to the sale were being held by an escrow agent in an interest bearing account pending reinvestment. In April 2000, the Partnership reinvested the net sales proceeds from this sale, along with additional funds, in a Property in Pooler, Georgia. The transaction relating to the sale of the Property in Cleveland, Tennessee, and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes.

         Currently, rental income from the Partnership's Properties is invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, certificates of deposit, and money market accounts with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2000, the Partnership had $1,989,584 invested in such short-term investments, as compared to $1,870,366 at December 31, 1999. The increase in cash and cash equivalents for the quarter ended March 31, 2000, as compared to December 31, 1999 was attributable to an increase in rents paid in advance at March 31, 2000. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and future cash from operations the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 2000 and 1999. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2000 and 1999. No amounts distributed to the limited partners for the quarters ended March 31, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $1,257,260 at March 31, 2000, from $1,230,051 at December 31, 1999, primarily as a result of an increase in rents paid in advance at March 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 1999, the Partnership owned and leased 43 wholly owned Properties (which included one Property in Morganton, North Carolina, which was sold in May 1999) and during the quarter ended March 31, 2000, the Partnership owned and leased 42 wholly owned Properties (which included one Property in Cleveland, Tennessee which was sold in March 2000), to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $1,003,005 and $983,589, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The increase in rental and earned income during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was primarily due to the fact that during the quarter ended March 31, 2000, the Partnership collected and recognized as income approximately $55,600 in past due rental amounts relating to Long John Silver's, Inc. which filed for bankruptcy during 1998 and rejected the leases relating to three of the eight Properties it leased. As of March 31, 2000, the Partnership had sold two of the Properties for which the leases had been rejected and had entered into a new lease with a new tenant for one of the Properties. Rental and earned income increased approximately $31,200 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, due to rental income earned on the re-leased Property. In 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases and the Partnership has continued receiving rental payments relating to these leases.

         The increase in rental and earned was partially offset by a decrease of approximately $38,600 during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, due to the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to several Properties in accordance with the Partnership's policy. No such allowance was recorded during the quarter ended March 31, 1999. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         In addition, during the quarters ended March 31, 2000 and 1999, the Partnership owned and leased six and five Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the quarters ended March 31, 2000 and 1999, the Partnership earned $78,072 and $71,138, respectively, attributable to net income earned by joint ventures.

         Operating expenses, including depreciation and amortization expense, were $238,060 and $211,969 for the quarters ended March 31, 2000 and 1999, respectively. The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999, was partially due to an increase in depreciation expense relating to the fact that subsequent to March 31, 1999, the Partnership reclassified the leases for its Properties in Asheville, North Carolina and Clarksville, Tennessee from direct financing leases to operating leases due to lease amendments. The increase in operating expenses during the quarter ended March 31, 2000, as compared to the quarter ended March 31, 1999 was also partially due to the fact that the Partnership incurred $46,395 and $35,419, respectively, in transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         As a result of the sale of the Property in Cleveland, Tennessee, as described above in "Capital Resources," the Partnership recorded a gain of $147,633 for financial reporting purposes during the quarter ended March 31, 2000. No Properties were sold during the quarter ended March 31, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As   described   in  greater   detail  in  Part  II,   Item  1  ("Legal
Proceedings"), in 1999 two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through March 31, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.

          On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed Merger. The plaintiffs are seeking unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, includes allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and seeks additional equitable relief. As amended, the caption of the case is Jon Hale, Mary J. Hewitt, Charles A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky
          Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund Inc., Case No. CIO-99-0003561.

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

          On September 23, 1999, Judge Lawrence Kirkwood entered an order consolidating the two cases under the caption In re: CNL Income Funds Litigation, Case No. 99-3561. Pursuant to this order, the plaintiffs in these cases filed a consolidated and amended complaint on November 8, 1999. On December 22, 1999, the general partners and CNL Group, Inc. filed motions to dismiss and motions to strike. On December 28, 1999, APF and CNL Fund Advisors, Inc. filed motions to dismiss. On March 6, 2000, all of the defendants filed a Joint Notice of Filing Form 8-K Reports and Suggestion of Mootness.

          On April 25, 2000, Judge Kirkwood issued a Stipulated Final Order of Dismissal of Consolidated Action, dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

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

                27         Financial Data Schedule (Filed herewith.)

          (b) Reports on Form 8-K

              A Current Report on Form 8-K dated February 23, 2000 was filed on March 1, 2000, describing the termination of the proposed merger of the Partnership with and into a subsidiary of CNL American Properties Fund, Inc.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of May, 2000.


                                    By:  CNL INCOME FUND XII, LTD.
                                         General Partner


                                         By:  /s/ James M. Seneff, Jr.
                                              ---------------------------------
                                              JAMES M. SENEFF, JR.
                                              Chief Executive Officer
                                              (Principal Executive Officer)


                                         By:  /s/ Robert A. Bourne
                                              ----------------------------------
                                              ROBERT A. BOURNE
                                              President and Treasurer
                                              (Principal Financial and
                                               Accounting Officer)