Form 10-Q
period 2000-06-30
CNL INCOME FUND XII LTD
filed 2000-08-11
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _____________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                          59-3078856
----------------------------------------           ----------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


450 South Orange Avenue
Orlando, Florida                                              32801-3336
----------------------------------------           ----------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number
(including area code)                                      (407) 540-2000
                                                   ----------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                   Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-11

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                             11

Part II

   Other Information                                                      12-14

                                                         1
                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                    June 30,               December 31,
                                                                      2000                     1999
                                                                ------------------      -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                         $ 21,896,886             $ 20,780,828
Net investment in direct financing leases                              10,390,076               11,441,924
Investment in joint ventures                                            3,396,084                3,415,888
Mortgage note receivable                                                   46,686                   51,301
Cash and cash equivalents                                               1,714,155                1,870,366
Receivables, less allowance for doubtful accounts
    of $31,764 and $14,491, respectively                                   99,295                   80,791
Due from related parties                                                       --                    5,222
Prepaid expenses                                                           29,158                   13,552
Lease costs, less accumulated amortization
    of $8,814 and $6,142, respectively                                     53,609                   56,281
Accrued rental income, less allowance for doubtful
    accounts of $8,717 and $6,323, respectively                         2,817,894                2,724,774
                                                                ------------------      -------------------

                                                                     $ 40,443,843             $ 40,440,927
                                                                ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                     $     37,421             $    136,006
Accrued and escrowed real estate taxes payable                             19,590                   11,897
Distributions payable                                                     956,252                  956,252
Due to related parties                                                    163,536                   74,909
Rents paid in advance and deposits                                         39,491                   50,987
                                                                ------------------      -------------------
    Total liabilities                                                   1,216,290                1,230,051

Partners' capital                                                      39,227,553               39,210,876
                                                                ------------------      -------------------

                                                                     $ 40,443,843             $ 40,440,927
                                                                ==================      ===================




           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                               Quarter Ended                  Six Months Ended
                                                                 June 30,                         June 30,
                                                           2000            1999             2000             1999
                                                        ------------    ------------     ------------     ------------
Revenues:
    Rental income from operating leases                   $ 678,728       $ 629,748       $1,384,467      $1,234,632
    Earned income from direct financing leases              324,241         372,240          620,740         748,574
    Contingent rental income                                    947           2,311            1,714           4,682
    Interest and other income                                16,392          25,180           61,881          44,935
                                                        ------------    ------------     ------------     ------------
                                                          1,020,308       1,029,479        2,068,802       2,032,823
                                                        ------------    ------------     ------------     ------------

Expenses:
    General operating and administrative                     60,619          31,597          109,200          78,881
    Professional services                                     5,548          11,435           19,970          22,576
    Management fees to related party                         10,898          10,925           21,576          21,455
    Real estate taxes                                            --           1,371               --           3,496
    State and other taxes                                       131              --           20,834          20,764
    Depreciation and amortization                           101,375          84,071          198,656         168,777
    Transaction costs                                        30,882          92,263           77,277         127,682
                                                        ------------    ------------     ------------     ------------
                                                            209,453         231,662          447,513         443,631
                                                        ------------    ------------     ------------     ------------

Income Before Equity in Earnings of Joint
    Ventures and Gain on Sale of Land and
    Buildings                                               810,855         797,817        1,621,289       1,589,192

Equity in Earnings of Joint Ventures                         82,187         119,068          160,259         190,206

Gain on Sale of Land and Buildings                               --          74,714          147,633          74,714
                                                        ------------    ------------     ------------     ------------

Net Income                                                $ 893,042       $ 991,599       $1,929,181      $
                                                                                                           1,854,112
                                                        ============    ============     ============     ============

Allocation of Net Income:
    General partners                                       $  8,930        $  9,270         $ 17,815      $   17,895
    Limited partners                                        884,112         982,329        1,911,366       1,836,217
                                                        ------------    ------------     ------------     ------------

                                                          $ 893,042       $ 991,599       $1,929,181      $1,854,112
                                                        ============    ============     ============     ============

Net Income Per Limited Partner Unit                       $    0.2        $    0.22       $     0.42      $     0.41
                                                        ============    ============     ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000       4,500,000        4,500,000       4,500,000
                                                        ============    ============     ============     ============


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                       Six Months Ended           Year Ended
                                                           June 30,              December 31,
                                                             2000                    1999
                                                    -----------------------   --------------------

General partners:
    Beginning balance                                         $    259,109            $   223,305
    Net income                                                      17,815                 35,804
                                                    -----------------------   --------------------
                                                                   276,924                259,109
                                                    -----------------------   --------------------

Limited partners:
    Beginning balance                                           38,951,767             39,167,536
    Net income                                                   1,911,366              3,609,239
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                      (1,912,504 )           (3,825,008 )
                                                    -----------------------   --------------------
                                                                38,950,629             38,951,767
                                                    -----------------------   --------------------

Total partners' capital                                      $  39,227,553           $ 39,210,876
                                                    =======================   ====================


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                        Six Months Ended
                                                                            June 30,
                                                                    2000                 1999
                                                               ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                       $1,969,359          $1,837,011
                                                               ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and buildings                        791,450             467,300
       Investment in joint venture                                          --            (135,825 )
       Additions to land and buildings on operating
          leases                                                    (1,009,067 )                --
       Collections on mortgage note receivable                           4,551                 706
                                                               ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                          (213,066 )           332,181
                                                               ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                            (1,912,504 )        (2,047,504 )
                                                               ----------------     ---------------
              Net cash used in financing activities                 (1,912,504 )        (2,047,504 )
                                                               ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                       (156,211 )           121,688

Cash and Cash Equivalents at Beginning of Period                     1,870,366           2,362,980
                                                               ----------------     ---------------

Cash and Cash Equivalents at End of Period                          $1,714,155          $2,484,668
                                                               ================     ===============

Supplemental Schedule of Non-Cash Investing and Financing
Activities:

       Mortgage note accepted in exchange for sale of
          land and building                                                 --           $  55,000
                                                               ================     ===============

       Distributions declared and unpaid at end of
          period                                                     $ 956,252           $ 956,252
                                                               ================     ===============



           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:


                                                        June 30,             December 31,
                                                          2000                   1999
                                                   -------------------    -------------------
              Land                                        $ 12,672,797           $ 12,262,712
              Buildings                                     11,547,810             10,645,853
                                                   -------------------    -------------------
                                                            24,220,607             22,908,565
              Less accumulated depreciation                 (2,323,721 )           (2,127,737 )
                                                   -------------------    -------------------

                                                          $ 21,896,886           $ 20,780,828
                                                   ===================    ===================


         Effective January 1, 2000, the Partnership amended the lease relating to its property in St. Ann, Missouri, to allow for a rent reduction. As a result, the Partnership reclassified the building portion of this asset from net investment in direct financing lease to building on operating lease. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss was recorded on the reclassification.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2000 and 1999


2.       Land and Buildings on Operating Leases - Continued:

         In April 2000, the Partnership reinvested the net sales proceeds it received from the sale of the property in Cleveland, Tennessee, along with additional funds, in a Krystal property located in Pooler, Georgia (see Note 3). In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

3.       Net Investment in Direct Financing Leases:

         In March 2000, the Partnership sold its property in Cleveland, Tennessee, for which the land and building had been classified as a direct financing lease, for $806,460 and received net sales proceeds of $791,450, resulting in a gain of $147,633 for financial reporting purposes. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the land and building were removed from the accounts. This property was originally acquired by the Partnership in December 1992 and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $168,700 in excess of its original purchase price. In April 2000, the Partnership reinvested the net sales proceeds, along with additional funds, in a Krystal property located in Pooler, Georgia (see Note 2).

4.       Termination of Merger:

         On March 1, 2000, the general partners and CNL American Properties Fund, Inc. ("APF") mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

5.       Subsequent Events:

         In July 2000, the Partnership sold its property in Bradenton, Florida to an unrelated third party for approximately $1,227,900, resulting in a gain of approximately $106,800 for financial reporting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, Property taxes, insurance and utilities. As of June 30, 2000, the Partnership owned 48 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,969,359 and $1,837,011 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash from operations for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the six months ended June 30, 2000.

         During the six months ended June 30, 2000, the Partnership sold its Property in Cleveland, Tennessee, to a third party, for $806,460 and received net sales proceeds of $791,450, resulting in a total gain of $147,633 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1992, and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $168,700 in excess of its original purchase price. In April 2000, the Partnership reinvested the net sales proceeds, along with additional funds, in a Property in Pooler, Georgia. The transaction relating to the sale of the Property in Cleveland, Tennessee and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In July 2000, the Partnership sold its Property in Bradenton, Florida to an unrelated third party for approximately $1,227,900, resulting in a gain of approximately $106,800 for financial reporting purposes. The Partnership intends to use the net sales proceeds to pay liabilities of the Partnership, to reinvest in an additional Property or to distribute to the limited partners.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2000, the Partnership had $1,714,155 invested in such short-term investments, as compared to $1,870,366 at December 31, 1999. The funds remaining at June 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership decreased to $1,216,290 at June 30, 2000, from $1,230,051 at December 31, 1999, primarily as a result of a decrease in accounts payable and rents paid in advance at June 30, 2000, as compared to December 31, 1999. The decrease in liabilities at June 30, 2000 was partially offset by an increase in due to related parties at June 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and, for the six months ended June 30, 1999, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 2000 and 1999 ($956,252 for each of the quarters ended June 30, 2000 and 1999). This represents distributions for each applicable six months of $0.43 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2000 and 1999. No amounts distributed to the limited partners for the six months ended June 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the six months ended June 30, 1999, the Partnership owned and leased 43 wholly owned Properties (which included one Property sold in May 1999) and during the six months ended June 30, 2000, the Partnership owned and leased 43 wholly owned Properties (which included one Property sold in March 2000), to operators of fast-food and family-style restaurant chains. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $2,005,207 and $1,983,206, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $1,002,969 and $1,001,988 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The increase in rental and earned income during the six months ended June 30, 2000 was primarily due to the fact that during the six months ended June 30, 2000, the Partnership collected and recognized as income approximately $55,600 in past due rental amounts relating to Long John Silver's, Inc. which filed for bankruptcy during 1998 and rejected the leases relating to three of the eight Properties it leased. As of June 30, 2000, the Partnership had sold two of the Properties for which the leases had been rejected and had entered into a lease with a new tenant for the remaining Property for which the lease had been rejected. In addition, rental and earned income increased approximately $13,800 and $27,600 during the quarter and six months ended June 30, 2000, respectively, as compared to the quarter and six months ended June 30, 1999, due to the Partnership recognizing rental income on this re-leased Property. During 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases and the Partnership has continued receiving rental payments relating to these leases. However, the increase in rental and earned income was partially offset by a decrease of $7,200 and $14,400 for the quarter and six months ended June 30, 2000, respectively, due to the Partnership granting Long John Silver's, Inc. rent concessions on three of the affirmed leases.

         The increase in rental and earned income was also partially offset by a decrease of approximately $17,500 and $23,000 during the quarter and six months ended June 30, 2000, respectively, as a result of the sale of the Property in Cleveland, Tennessee in March 2000, as described in "Capital Resources." Rental and earned income increased approximately $25,500 during the quarter and six months ended June 30, 2000 due to the reinvestment of the net sales proceeds in a Property in Pooler, Georgia in April 2000, as described in "Capital Resources."

         The increase in rental and earned income was partially offset by a decrease of approximately $4,000 and $30,600 during the quarter and six months ended June 30, 2000, respectively, as compared to the quarter and six months ended June 30, 1999, due to the fact that during the quarter and six months ended June 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to three Properties in accordance with the Partnership's policy. No such allowance was recorded during the quarter and six months ended June 30, 1999. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The increase in rental and earned income during the quarter and six months ended June 30, 2000 was also offset by a decrease in rental and earned income of approximately $8,200 and $13,800, respectively, due to the fact that the lease relating to the Property in St. Ann, Missouri was amended to provide for rent reductions from January 2000 through the end of the lease term. The Partnership does not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership.

         In addition, during the six months ended June 30, 2000 and 1999, the Partnership owned and leased six and five Properties, respectively, indirectly through joint venture arrangements. In connection therewith, during the six months ended June 30, 2000 and 1999, the Partnership earned $160,259 and $190,206, respectively, $82,187 and $119,068 of which was earned during the quarters ended June 30, 2000 and 1999, respectively. The decrease in net income earned by joint ventures was partially due to the fact that during the quarter and six months ended June 30, 1999, Middleburg Joint Venture, in which the Partnership owns an 87.54% interest, collected and recognized as income past due rental amounts for which the joint venture had previously established an allowance for doubtful accounts. The decrease in net income earned by joint ventures during the quarter and six months ended June 30, 2000 was partially offset by an increase due to the fact that in November 1999, the Partnership reinvested the net sales proceeds from the 1999 sale of the Property in Morganton, North Carolina in Bossier City Joint Venture.

         Operating expenses, including depreciation and amortization expense, were $447,513 and $443,631 during the six months ended June 30, 2000 and 1999, respectively, $209,453 and $231,662 of which were incurred during the quarters ended June 30, 2000 and 1999, respectively. The increase in operating expenses during the six months ended June 30, 2000, as compared to the six months ended June 30, 1999, was partially attributable to, and the decrease during the quarter ended June 30, 2000, as compared to the quarter ended June 30, 1999, was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties. In addition, the increase in operating expenses during the six months ended June 30, 2000, was partially due to, and the decrease during the quarter ended June 30, 2000, was partially offset by, an increase in depreciation expense relating to the fact that subsequent to June 30, 1999, the Partnership reclassified the leases for its Properties in Asheville, North Carolina and Clarksville, Tennessee from direct financing leases to operating leases due to lease amendments. In addition, the increase in operating expenses during the six months ended June 30, 2000, was partially offset by, and the decrease during the quarter ended June 30, 2000, was partially due to, the fact that the Partnership incurred less transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         As a result of the sale of the Property in Cleveland, Tennessee, as described above in "Capital Resources," the Partnership recorded a gain of $147,633 for financial reporting purposes during the six months ended June 30, 2000. As a result of the sale of the Property in Morganton, North Carolina in May 1999, the Partnership recorded a gain of $74,714 for financial reporting purposes during the quarter and six months ended June 30, 1999.

Termination of Merger

         On March 1, 2000, the general partners and APF mutually agreed to terminate the Agreement and Plan of Merger (the "Merger") entered into in March 1999. The general partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

Dismissal of Legal Action

         As described in greater detail in Part II, Item 1. "Legal Proceedings," in 1999, two groups of limited partners in several CNL Income Funds filed purported class action suits against the general partners and APF alleging, among other things, that the general partners had breached their fiduciary duties in connection with the proposed Merger. These actions were later consolidated into one action. On April 25, 2000, the judge in the consolidated action issued an order dismissing the action without prejudice, with each party to bear its own costs and attorneys' fees.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through June 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

           On May 11, 1999, four limited partners in several CNL Income Funds served a derivative and purported class action lawsuit filed April 22, 1999 against the general partners and APF in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and violated provisions of certain of the CNL Income Fund partnership agreements in connection with the proposed merger. The plaintiffs sought unspecified damages and equitable relief. On July 8, 1999, the plaintiffs filed an amended complaint which, in addition to naming three additional plaintiffs, included allegations of aiding and abetting and conspiring to breach fiduciary duties, negligence and breach of duty of good faith against certain of the defendants and sought additional equitable relief. As amended, the caption of the case was Jon Hale, Mary J. Hewitt, Charles
           A. Hewitt, Gretchen M. Hewitt, Bernard J. Schulte, Edward M. and Margaret Berol Trust, and Vicky Berol v. James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, and CNL American Properties Fund Inc., Case No. CIO-99-0003561.

           On June 22, 1999, a limited partner of several CNL Income Funds served a purported class action lawsuit filed April 29, 1999 against the general partners and APF, Ira Gaines, individually and on behalf of a class of persons similarly situated, v. CNL American Properties Fund, Inc., James M. Seneff, Jr., Robert A. Bourne, CNL Realty Corporation, CNL Fund Advisors, Inc., CNL Financial Corporation a/k/a CNL Financial Corp., CNL Financial Services, Inc. and CNL Group, Inc., Case NO. CIO-99-3796, in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, alleging that the general partners breached their fiduciary duties and that APF aided and abetted their breach of fiduciary duties in connection with the proposed merger.
           The plaintiff sought unspecified damages and equitable relief.

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

                27      Financial Data Schedule (Filed herewith.)

           (b)  Reports on Form 8-K

                No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of August, 2000.


                                    By:  CNL INCOME FUND XII, LTD.
                                         General Partner


                                         By: /s/JAMES M. SENEFF, JR.
                                             ----------------------------------
                                             JAMES M. SENEFF, JR.
                                             Chief Executive Officer
                                             (Principal Executive Officer)


                                         By: /s/ROBERT A. BOURNE
                                             ----------------------------------
                                             ROBERT A. BOURNE
                                             President and Treasurer
                                             (Principal Financial and
                                             Accounting Officer)