Form 10-Q
period 2000-09-30
CNL INCOME FUND XII LTD
filed 2000-11-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2000
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _____________________ to _____________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                         59-3078856
-----------------------------------------           -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801-3336
-----------------------------------------           -------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number
(including area code)                                     (407) 540-2000
                                                    -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

                                    CONTENTS





Part I                                                                 Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   9-13

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                           13

Part II

   Other Information                                                    14-15

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                           September 30,             December 31,
                                                                2000                     1999
                                                         -------------------      -------------------
                             ASSETS

Land and buildings on operating leases, less
    accumulated depreciation                                   $ 21,340,033             $ 20,780,828
Net investment in direct financing leases                         9,790,673               11,441,924
Investment in joint ventures                                      4,666,305                3,415,888
Mortgage note receivable                                             47,819                   51,301
Cash and cash equivalents                                         1,586,937                1,870,366
Receivables, less allowance for doubtful accounts
    of $86,898 and $14,491, respectively                             96,365                   80,791
Due from related parties                                                 --                    5,222
Prepaid expenses                                                     31,163                   13,552
Lease costs, less accumulated amortization
    of $10,152 and $6,142, respectively                              52,271                   56,281
Accrued rental income, less allowance for doubtful
    accounts of $8,717 and $6,323, respectively                   2,752,435                2,724,774
                                                         -------------------      -------------------

                                                               $ 40,364,001             $ 40,440,927
                                                         ===================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                               $     34,985             $    136,006
Accrued and escrowed real estate taxes payable                       19,627                   11,897
Distributions payable                                               956,252                  956,252
Due to related parties                                              125,641                   74,909
Rents paid in advance and deposits                                   11,974                   50,987
                                                         -------------------      -------------------
    Total liabilities                                             1,148,479                1,230,051

Partners' capital                                                39,215,522               39,210,876
                                                         -------------------      -------------------

                                                               $ 40,364,001             $ 40,440,927
                                                         ===================      ===================


           See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME



                                                               Quarter Ended                  Nine Months Ended
                                                               September 30,                    September 30,
                                                           2000            1999             2000             1999
                                                        ------------    ------------     ------------     ------------
Revenues:
    Rental income from operating leases                   $ 642,373       $ 611,730       $2,026,840       $1,846,362
    Earned income from direct financing leases              259,613         370,818          880,353        1,119,392
    Contingent rental income                                  2,495           1,712            4,209            6,394
    Interest and other income                                30,026          27,282           91,907           72,217
                                                        ------------    ------------     ------------     ------------
                                                            934,507       1,011,542        3,003,309        3,044,365
                                                        ------------    ------------     ------------     ------------

Expenses:
    General operating and administrative                     53,484          40,451          162,684          119,332
    Professional services                                    17,471           8,345           37,441           30,921
    Management fees to related party                         11,589          10,568           33,165           32,023
    Real estate taxes                                            --             603               --            4,099
    State and other taxes                                        --              --           20,834           20,764
    Depreciation and amortization                           102,205          84,031          300,861          252,808
    Transaction costs                                            --          69,671           77,277          197,353
                                                        ------------    ------------     ------------     ------------
                                                            184,749         213,669          632,262          657,300
                                                        ------------    ------------     ------------     ------------

Income Before Equity in Earnings of Joint
Ventures and Gain on Sale of Land and
Building                                                    749,758         797,873        2,371,047        2,387,065

Equity in Earnings of Joint Ventures                         87,691          76,127          247,950          266,333

Gain on Sale of Land and Building                           106,772              --          254,405           74,714
                                                        ------------    ------------     ------------     ------------

Net Income                                                $ 944,221       $ 874,000       $2,873,402       $2,728,112
                                                        ============    ============     ============     ============

Allocation of Net Income:
    General partners                                      $   8,375       $   8,739       $   26,190       $   26,634
    Limited partners                                        935,846         865,261        2,847,212        2,701,478
                                                        ------------    ------------     ------------     ------------

                                                          $ 944,221       $ 874,000      $2,873,402        $2,728,112
                                                        ============    ============     ============     ============

Net Income Per Limited Partner Unit                       $    0.21       $    0.19      $     0.63        $     0.60
                                                        ============    ============     ============     ============

Weighted Average Number of Limited Partner
    Units Outstanding                                     4,500,000       4,500,000        4,500,000        4,500,000
                                                        ============    ============     ============     ============

           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                       Nine Months Ended               Year Ended
                                                         September 30,                December 31,
                                                              2000                        1999
                                                    -------------------------     ---------------------

General partners:
    Beginning balance                                           $    259,109               $   223,305
    Net income                                                        26,190                    35,804
                                                    -------------------------     ---------------------
                                                                     285,299                   259,109
                                                    -------------------------     ---------------------

Limited partners:
    Beginning balance                                             38,951,767                39,167,536
    Net income                                                     2,847,212                 3,609,239
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                        (2,868,756 )              (3,825,008 )
                                                    -------------------------     ---------------------
                                                                  38,930,223                38,951,767
                                                    -------------------------     ---------------------

Total partners' capital                                        $  39,215,522              $ 39,210,876
                                                    =========================     =====================


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                     Nine Months Ended
                                                                       September 30,
                                                                 2000                 1999
                                                            ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                    $2,837,999          $2,952,968
                                                            ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of land and building                    2,019,357             467,300
       Additions to land and buildings                           (1,009,067 )                --
       Investment in joint ventures                              (1,267,513 )          (135,825 )
       Collections on mortgage note receivable                        4,551               2,134
       Payment of lease costs                                            --             (16,435 )
                                                            ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                       (252,672 )           317,174
                                                            ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                         (2,868,756 )        (3,003,756 )
                                                            ----------------     ---------------
              Net cash used in financing activities              (2,868,756 )        (3,003,756 )
                                                            ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents               (283,429 )           266,386

Cash and Cash Equivalents at Beginning of Period                  1,870,366           2,362,980
                                                            ----------------     ---------------

Cash and Cash Equivalents at End of Period                       $1,586,937          $2,629,366
                                                            ================     ===============

Supplemental Schedule of Non-Cash Investing and
    Financing Activities:

       Mortgage note accepted in exchange for sale of
         land and building                                       $       --          $   55,000
                                                            ================     ===============

       Construction costs incurred and unpaid at end
         of period                                               $       --          $   30,000
                                                            ================     ===============

       Distributions declared and unpaid at end of
         period                                                  $  956,252          $  956,252
                                                            ================     ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2000, may not be indicative of the results that may be expected for the year ending December 31, 2000. Amounts as of December 31, 1999, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 1999.

2.       Land and Buildings on Operating Leases:

         Land and buildings on operating leases consisted of the following at:

                                                     September 30,          December 31,
                                                         2000                   1999
                                                  -------------------    -------------------

              Land                                       $ 12,216,812           $ 12,262,712
              Buildings                                    11,547,811             10,645,853
                                                  -------------------    -------------------
                                                           23,764,623             22,908,565
              Less accumulated depreciation                (2,424,590 )           (2,127,737 )
                                                  -------------------    -------------------

                                                         $ 21,340,033           $ 20,780,828
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


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

         In July 2000, the Partnership sold its property in Bradenton, Florida to an unrelated third party for approximately $1,227,900, resulting in a gain of approximately $106,800 for financial reporting purposes. This property was originally acquired by the Partnership in 1992 and had costs totaling approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $227,900 in excess of its original purchase price. The Partnership used the net sales proceeds to acquire an interest in an additional property, with an affiliate, as tenants-in-common. ( See Note 4).

3.       Net Investment in Direct Financing Leases:

         In March 2000, the Partnership sold its property in Cleveland, Tennessee, for which the land and building had been classified as a direct financing lease, for $806,460 and received net sales proceeds of approximately $791,500, resulting in a gain of approximately $147,600 for financial reporting purposes. In connection therewith, the gross investment (minimum lease payments receivable and the estimated residual value) and unearned income relating to the land and building were removed from the accounts. This property was originally acquired by the Partnership in December 1992 and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $168,700 in excess of its original purchase price. In April 2000, the Partnership reinvested the net sales proceeds, along with additional funds, in a Krystal property located in Pooler, Georgia (see Note 2).

4.       Investment in Joint Ventures:

         In July 2000, the Partnership sold its property in Bradenton, Florida to an unrelated third party for approximately $1,227,900. (See Note 2). The Partnership reinvested the net

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


4.       Investment in Joint Ventures - Continued:

         sales proceeds to acquire an interest in a Bennigan's Property in Colorado Springs, Colorado with CNL Income Fund VII, Ltd. ("CNL VII"), a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with the affiliate. As of September 30, 2000, the Partnership owned a 57 percent interest in this property.

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at:

                                                                      September 30,          December 31,
                                                                          2000                   1999
                                                                    ------------------     ------------------
              Land and buildings on operating leases, less
                 accumulated depreciation and allowance for
                 loss on land                                             $ 6,189,126            $ 4,030,064
              Net investment in direct financing leases,
                  less allowance for impairment in
                  carrying value                                            1,933,751              1,953,200
              Cash                                                             39,562                 40,636
              Receivables                                                         193                 34,276
              Accrued rental income                                           271,647                219,436
              Other assets                                                        960                    732
              Liabilities                                                      31,679                 40,517
              Partners' capital                                             8,403,560              6,237,827
              Revenues                                                        522,727                645,168
              Net income                                                      439,099                568,191

         The Partnership recognized income totaling $247,950, and $266,333 during the nine months ended September 30, 2000 and 1999, respectively, from these joint ventures, of which $87,691 and $76,127 was earned during the quarters ended September 30, 2000 and 1999, respectively.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2000 and 1999


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, Property taxes, insurance and utilities. As of September 30, 2000, the Partnership owned 48 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer, and one Property owned as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the nine months ended September 30, 2000 and 1999 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,837,999 and $2,952,968 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in cash from operations for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999, was primarily a result of changes in income and expenses as described in "Results of Operations" below and changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2000.

         During the nine months ended September 30, 2000, the Partnership sold its Property in Cleveland, Tennessee, to a third party, for $806,460 and received net sales proceeds of approximately $791,500, resulting in a total gain of approximately $147,600 for financial reporting purposes. This Property was originally acquired by the Partnership in December 1992, and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $168,700 in excess of its original purchase price. In April 2000, the Partnership reinvested the net sales proceeds, along with additional funds, in a Property in Pooler, Georgia. The transaction relating to the sale of the Property in Cleveland, Tennessee and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         In July 2000, the Partnership sold its Property in Bradenton, Florida to an unrelated third party for approximately $1,227,900, resulting in a gain of approximately $106,800 for financial reporting purposes. This Property was originally acquired by the Partnership in 1992 and had costs totaling approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this Property for approximately $227,900 in excess of its original purchase price. The Partnership used the net sales proceeds to acquire an interest in an additional Property as tenants-in-common, with an affiliate, as described below. The transaction relating to the sale of the Property in Bradenton, Florida and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sale.

         The Partnership reinvested the net sales proceeds from the sale described above in a Bennigan's Property in Colorado Springs, Colorado with CNL Income Fund VII, Ltd. ("CNL VII"), a Florida limited partnership and an affiliate of the general partners, as tenants-in-common. In connection therewith, the Partnership and the affiliate entered into an agreement where by each co-venturer will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership will account for its investment in this property using the equity method since the Partnership will share control with the affiliate. As of September 30, 2000, the Partnership owned a 57 percent interest in this property.

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties, pending reinvestment in additional Properties, are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2000, the Partnership had $1,586,937 invested in such short-term investments, as compared to $1,870,366 at December 31, 1999. The funds remaining at September 30, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital and other needs.

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

         Total liabilities of the Partnership decreased to $1,148,479 at September 30, 2000, from $1,230,051 at December 31, 1999, primarily as a result of a decrease in accounts payable and rents paid in advance and deposits at September 30, 2000, as compared to December 31, 1999. The decrease in liabilities at September 30, 2000 was partially offset by an increase in due to related parties at September 30, 2000, as compared to December 31, 1999. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and, for the nine months ended September 30, 2000, anticipated future cash from operations, the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 2000 and 1999 ($956,252 for each of the quarters ended September 30, 2000 and
1999). This represents distributions for each applicable nine months of $0.64 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2000 and 1999. No amounts distributed to the limited partners for the nine months ended September 30, 2000 and 1999 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 1999, the Partnership owned and leased 44 wholly owned Properties (which included one Property sold in December 1998) and during the nine months ended September 30, 2000, the Partnership owned and leased 43 wholly owned Properties (which included two
Properties sold during 2000), to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $2,907,193 and $2,965,754, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties, $901,986 and $982,548 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in rental and earned income during the quarter and nine months ended September 30, 2000 was also partially due to a decrease of approximately $46,900 and $71,600 during the quarter and nine months ended September 30, 2000, respectively, as a result of the sale of the Property in Cleveland, Tennessee in March 2000, and the Property in Bradenton, Florida in July 2000, as described in "Capital Resources." This decrease was partially offset by an increase in rental and earned income of approximately $28,800 and $54,400 during the quarter and nine months ended September 30, 2000, respectively, due to the reinvestment of the net sales proceeds in a Property in Pooler, Georgia in April 2000, as described in "Capital Resources."

         The decrease in rental and earned income was partially due to a decrease of approximately $49,000 and $68,700 during the quarter and nine months ended September 30, 2000, respectively, due to the fact that during the quarter and nine months ended September 30, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to three Properties in accordance with the Partnership's policy. No such allowance was recorded during the quarter and nine months ended September 30, 1999. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected.

         The decrease in rental and earned income during the quarter and nine months ended September 30, 2000 was also due to a decrease in rental and earned income of approximately $5,400 and $19,200, respectively, due to the fact that the lease relating to the Property in St. Ann, Missouri was amended to provide for rent reductions from January 2000 through the end of the lease term. The Partnership does not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership.

         The decrease in rental and earned income during the nine months ended September 30, 2000 was partially offset by an increase in rental and earned income due to the fact that during the nine months ended September 30, 2000, the Partnership collected and recognized as income approximately $38,200 in past due rental amounts relating to Long John Silver's, Inc. which filed for bankruptcy during 1998 and rejected the leases relating to three of the eight Properties it leased. As of September 30, 2000, the Partnership had sold two of the Properties for which the leases had been rejected and had entered into a lease with a new tenant for the remaining Property for which the lease had been rejected. As a result of entering into a new lease with a new tenant, rental and earned income increased by approximately $7,200 and $50,800 during the quarter and nine months ended September 30, 2000, respectively, due to the Partnership recognizing rental income on this re-leased Property. During 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases and the Partnership has continued receiving rental payments relating to these leases. However, the increase in rental and earned income was partially offset by a decrease of $8,000 and $23,900 for the quarter and nine months ended September 30, 2000, respectively, due to the Partnership granting Long John Silver's, Inc. rent concessions on three of the affirmed leases.

         In addition, during the nine months ended September 30, 2000 and 1999, the Partnership owned and leased seven and five Properties, respectively, indirectly through joint venture arrangements or as tenants-in-common. In connection therewith, during the nine months ended September 30, 2000 and 1999, the Partnership earned $247,950 and $266,333, respectively, $87,691 and $76,127 of which was earned during the quarters ended September 30, 2000 and 1999, respectively. The decrease in net income earned by joint ventures was partially due to the fact that during the quarter and nine months ended September 30, 1999, Middleburg Joint Venture, in which the Partnership owns an 87.54% interest, collected and recognized as income past due rental amounts for which the joint venture had previously established an allowance for doubtful accounts. The decrease in net income earned by joint ventures during the quarter and nine months ended September 30, 2000 was partially offset by an increase due to the fact that subsequent to September 30, 1999, the Partnership invested in Bossier City Joint Venture and acquired an interest in a Property in Colorado Springs, as tenants-in-common, with an affiliate, as described in "Capital Resources".

         Operating expenses, including depreciation and amortization expense, were $632,262 and $657,300 during the nine months ended September 30, 2000 and 1999, respectively, $184,749 and $213,669 of which were incurred during the quarters ended September 30, 2000 and 1999, respectively. The decrease in operating expenses during the quarter and nine months ended September 30, 2000, as compared to the quarter and nine months ended September 30, 1999, was partially due to the fact that the Partnership incurred less transaction costs relating to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF") due to the termination of the proposed merger, as described below in "Termination of Merger."

         The decrease in operating expenses was partially offset by an increase in administrative expenses for servicing the Partnership and its Properties. In addition, the decrease in operating expenses was partially offset by an increase in depreciation expense relating to the fact that subsequent to September 30, 1999, the Partnership reclassified the leases for its Properties in Asheville, North Carolina and Clarksville, Tennessee from direct financing leases to operating leases due to lease amendments.

         As a result of the sale of the Property in Bradenton, Florida, during the quarter and nine months ended September 30, 2000, and the sale of the Property in Cleveland, Tennessee, during the nine months ended September 30, 2000, as described above in "Capital Resources," the Partnership recorded gains of $106,772 and of $254,405 for financial reporting purposes during the quarter and nine months ended September 30, 2000, respectively. As a result of the sale of the Property in Morganton, North Carolina in May 1999, the Partnership recorded a gain of $74,714 for financial reporting purposes during the nine months ended September 30, 1999.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         No material changes in the Partnership's market risk occurred from December 31, 1999 through September 30, 2000. Information regarding the Partnership's market risk at December 31, 1999 is included in its Annual Report on Form 10-K for the year ended December 31, 1999.

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

                  27       Financial Data Schedule (Filed herewith.)

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 10th day of November, 2000.


                                    By:       CNL INCOME FUND XII, LTD.
                                              General Partner


                                             By:/s/JAMES M. SENEFF, JR.
                                                -----------------------------
                                                JAMES M. SENEFF, JR.
                                                Chief Executive Officer
                                                (Principal Executive Officer)


                                             By:/s/ROBERT A. BOURNE
                                                -----------------------------
                                                ROBERT A. BOURNE
                                                President and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)