Form 10-K
period 2000-12-31
CNL INCOME FUND XII LTD
filed 2001-04-02
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas and reinvested the sales proceeds, along with additional funds, in a joint venture arrangement, Middleburg Joint Venture with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the General Partners. During the year ended December 31, 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 1998, the Partnership sold its Property in Monroe, North
Carolina. During 1999, the Partnership sold its Property in Morganton, North Carolina and reinvested the majority of the net sales proceeds, along with the net sales proceeds from the 1998 sale of the Property in Monroe, North Carolina, in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. During 2000, the Partnership sold its Property in Cleveland, Tennessee and reinvested the majority of the net sales proceeds in a Krystal Property in Pooler, Georgia. In addition, during 2000, the Partnership sold its Property in Bradenton, Florida and reinvested the majority of the net sales proceeds in a Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. As a result of the above transactions, as of December 31, 2000, the Partnership owned 48 Properties. The 48 properties include six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the General Partners as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with CNL American Properties Fund, Inc. ("APF"), pursuant to which the Partnership would be merged with and into a subsidiary of APF (the "Termination of Merger"). APF is a real estate investment trust whose primary business is the ownership of restaurant properties leased on a long-term, "triple-net" basis to operators of national and regional restaurant chains. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and CNL American Properties Fund, Inc. ("APF") announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partner's ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

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

         Generally, the leases of the Properties provide for two to four five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 35 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In August 1999, the tenant of the Property in Tucson, Arizona was experiencing financial difficulties, and negotiated to defer a portion of its 1999 rental payments to a future period. In addition, due to the financial difficulties Long John Silver's, Inc. was experiencing, as described above, effective October 1, 1999, three of its remaining five leases were amended to reflect rent reductions. As of December 31, 2000, one of these amended leases had been assigned to another tenant. The General Partners do not believe that the rent reductions will have a material adverse effect on the results of operations of the Partnership.

         Effective January 2000, the Partnership amended the lease relating to the Property in St. Ann, Missouri to allow for the payment of reduced annual base rent. In addition, in August 2000, the Partnership invested in a Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and affiliate of the General Partners. The lease terms for this Property are substantially the same as the Partnership's other leases.

Major Tenants

         During 2000, two lessees of the Partnership, Jack in the Box Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from six Properties owned by joint ventures and one Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2000, Jack in the Box Inc. was the lessee under leases relating to ten restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income in 2001. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than ten percent of the Partnership's total rental, earned, and mortgage interest income during 2000 (including the Partnership's share of rental and earned income from six Properties owned by joint ventures and one Property owned with an affiliate of the General Partners as tenants-in-common). In 2001, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease these Properties in a timely manner. As of December 31, 2000, Jack in the Box Inc. leased Properties with an aggregate carrying value in excess of 20 percent of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

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

         In addition, in August 2000, the Partnership entered into an agreement to purchase and hold a Bennigan's Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., an affiliate of the General Partners and Florida limited partnership. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-tenant's percentage interest. The Partnership owns a 57 percent interest in this Property.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering for sale to the remaining co-tenant.

         The use of joint venture arrangements and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of CNL Fund Advisors, Inc., perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2. Properties

         As of December 31, 2000, the Partnership owned 48 Properties. Of the 48 Properties, 41 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and one is owned with an affiliate through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 9,200 to 142,500 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2000.

               State                          Number of Properties

               Alabama                                      1
               Arizona                                      5
               California                                   2
               Colorado                                     1
               Florida                                      3
               Georgia                                      6
               Louisiana                                    2
               Mississippi                                  2
               Missouri                                     2
               New Mexico                                   1
               North Carolina                               4
               Ohio                                         3
               South Carolina                               2
               Tennessee                                    4
               Texas                                        9
               Washington                                   1
                                                        ------
               TOTAL PROPERTIES                            48
                                                        ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2000, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $34,243,130 and $8,846,564, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2000 by Restaurant Chain.

               Restaurant Chain                      Number of Properties

                Arby's                                          1
                Bennigan's                                      1
                Burger King                                     2
                Denny's                                         9
                Golden Corral                                   2
                Hardee's                                       11
                IHOP                                            1
                Jack in the Box                                10
                KFC                                             1
                Krystal                                         1
                Long John Silver's                              6
                Sports Rock Cafe                                1
                Other                                           2
                                                             -----
                TOTAL PROPERTIES:                              48
                                                             =====

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

         As of December 31, 2000, 1999, 1998, 1997 and 1996 the Properties were 100%, 100%, 96%, 100%, and 98%, occupied, respectively. The following is a schedule of the average rent per property for the years ended December 31:

                            2000              1999             1998              1997           1996
                          ------------ --------------    -------------    --------------   -----------

Rental Income (1)          $4,102,805      $4,299,590        $4,247,369       $4,443,606    $4,442,092
Properties                         48              48                48               48            48
Average Per Property         $ 85,475        $ 89,575          $ 88,487         $ 92,575      $ 92,544


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2000 for the next ten years and thereafter.

                                                                    Percentage of
                              Number                 Annual      Rental Gross Annual
  Expiration Year            of Leases              Revenues        Rental Income
--------------------      -----------------    -----------------  ------------------


      2001                     --                      $     --                  --
      2002                     --                            --                  --
      2003                     --                            --                  --
      2004                      1                        48,000               1.12%
      2005                     --                            --                  --
      2006                     --                            --                  --
      2007                      2                       256,416               5.98%
      2008                     --                            --                  --
      2009                      1                        52,550               1.22%
      2010                      2                       197,264               4.60%
      Thereafter                42                    3,730,493              87.08%
                             ---------          ----------------   -----------------
      Total                     48                 $  4,284,723             100.00%
                             =========          ================   =================

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

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


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners or any affiliates of the General Partners, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 15, 2001, there were 3,478 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2000, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners had the right to prohibit transfers of Units. From inception through December 31, 2000, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2000 and 1999 other than pursuant to the Plan, net of commissions.

                                             2000 (1)                                1999 (1)
                                 ----------------------------------     ------------------------------------
                                   High         Low        Average        High          Low        Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter                (2)         (2)            (2)       $9.05       $ 7.60         $ 8.33
         Second Quarter             $9.00      $ 8.00         $ 8.50        9.50         9.33           9.40
         Third Quarter               8.45        6.73           7.88        9.50         8.22           9.00
         Fourth Quarter              7.01        6.98           6.99       10.00         7.83           8.91

(1)      A total of 14,010 and 33,260 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2000  and  1999,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2000 and 1999, the Partnership declared cash distributions of $3,825,008, to the Limited Partners. Distributions of $956,252 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2000 and 1999. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2000 and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

         (b) Not applicable.

Item 6.  Selected Financial Data


                                        2000              1999               1998               1997              1996
                                   ---------------    --------------     --------------    ---------------    --------------
Year ended December 31:
    Revenues (1)                       $4,297,712        $4,423,599         $4,051,192         $4,522,216        $4,553,058
    Net income (2)                      3,820,216         3,645,043          2,933,537          3,952,214         3,943,043
    Cash distributions
      declared (3)                      3,825,008         3,825,008          3,960,008          3,825,008         3,825,008
    Net income per Unit (2)                  0.85              0.80               0.65               0.87              0.87
    Cash distributions
      declared per Unit (3)                  0.85              0.85               0.88               0.85              0.85

At December 31:
    Total assets                      $40,319,220       $40,440,927        $40,634,898        $41,430,990       $41,343,138
    Partners' capital                  39,206,084        39,210,876         39,390,841         40,417,312        40,290,106

(1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenants of certain Properties experiencing financial difficulties or filing for bankruptcy.

(2) Net income for the years ended December 31, 2000 and 1999, includes $254,405 and $74,714 from gains on sales of assets. Net income for the years ended December 31, 1998 and 1996, includes $104,374 and $15,355, respectively, from a loss on sale of assets. Net income for the year ended December 31, 1998, includes $206,535 for a provision for loss on assets.

(3) Distributions for the year ended December 31, 1998, include a special distribution to the Limited Partners of $135,000 which represented cumulative excess operating reserves.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2000, the Partnership owned 48 Properties, either directly or through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2000, 1999, and 1998, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,867,350, $3,920,030, and $4,116,780, for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in cash from operations during 2000 as compared to 1999 was primarily a result of changes in income and expenses as described in "Results of Operations" below and the decrease during 1999, as compared to 1998, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the years ended December 31, 2000, 1999 and 1998. In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct, own and lease one restaurant Property. As of December 31, 1999, the Partnership had contributed approximately $251,100, of which approximately $135,800 was contributed during 1999, to the joint venture. The Partnership owns a 27.72% interest in the profits and losses of this joint venture.

         In December 1998, the Partnership sold its Property in Monroe, North Carolina, to an unrelated third party and received net sales proceeds of $483,549. As a result of this transaction, the Partnership recognized a loss of $104,374 for financial reporting purposes. In November 1999, the Partnership reinvested these net sales proceeds in Bossier City Joint Venture, as described below.

         In May 1999, the Partnership sold its Property in Morganton, North Carolina, to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $55,000. The Partnership had recorded an allowance for loss on assets relating to this Property of $206,535 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for this Property. During 1999, the Partnership recorded a gain relating to the sale of this Property of $74,714 for financial reporting purposes, resulting in an overall net loss relating to the sale of this Property of approximately $131,800. The promissory note is collateralized by a mortgage on the Property, bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. The net proceeds of $467,300 received in cash were used to invest in Bossier City Joint Venture, as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

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

         In March 2000, the Partnership sold its Property in Cleveland, Tennessee to an unrelated third party for $806,460 and received net sales proceeds of approximately $791,500, resulting in a gain of approximately $147,600 for financial reporting purposes. This Property was originally acquired by the Partnership in 1992 and had a cost of approximately $622,800 excluding acquisition fees and miscellaneous acquisition expenses; therefore, the
Partnership sold the Property for approximately $168,700 in excess of its original purchase price. In April 2000, the Partnership used these net sales proceeds along with the net sales proceeds received from the 1999 sale of its Property in Morganton, North Carolina to reinvest in a Property in Pooler, Georgia. The transaction relating to the sale of the Property in Cleveland, Tennessee and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. However, the Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In July 2000, the Partnership sold its Property in Bradenton, Florida to an unrelated third party and received net sales proceeds of approximately $1,227,900, resulting in a gain of approximately $106,800 for financial reporting purposes. The Property was originally acquired by the Partnership in 1992 and had a cost of approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the Property for approximately $227,900 in excess of its original purchase price. In August 2000, the Partnership reinvested the net sales proceeds from the sale in an additional Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership owns a 57 percent interest in the profits and losses of this Property. The transaction relating to the sale of the Property in Bradenton, Florida and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.
         None of the Properties owned by the Partnership, or the joint ventures or tenancy in common arrangement in which the Partnership owns an interest, is or may be encumbered. Subject to certain restrictions on borrowing, however, the Partnership may borrow funds but will not encumber any of the Properties in connection with any such borrowing. The Partnership will not borrow for the purpose of returning capital to the Limited Partners. The Partnership will not borrow under arrangements that would make the Limited Partners liable to creditors of the Partnership. The General Partners further have represented that they will use their reasonable efforts to structure any borrowing so that it will not constitute "acquisition indebtedness" for federal income tax purposes and also will limit the Partnership's outstanding indebtedness to three percent of the aggregate adjusted tax basis of its Properties. Affiliates of the General Partners from time to time incur certain operating expenses on behalf of the Partnership for which the Partnership reimburses the affiliates without interest.

         Currently, rental income from the Partnership's Properties and net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 2000, the Partnership had $1,672,295 invested in such short-term investments (including certificates of deposit totaling $511,277) as compared to $1,870,366 at December 31, 1999. The decrease in cash and cash equivalents at December 31, 2000 was primarily due to the reinvestment in a Property in Pooler, Georgia during 2000 of the net sales proceeds from the 1999 sale of the Property in Morganton, North Carolina. As of December 31, 2000, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 3.9% annually. The funds remaining at December 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital, and other needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, and for the year ended
December 31, 1998, cumulative excess operating reserves, the Partnership declared distributions to the Limited Partners of $3,825,008, for the years ended December 31, 2000 and 1999, and $3,960,008, for the year ended December 31, 1998. Distributions for the year ended December 31, 1998 included a special distribution to the Limited Partners of $135,000 which represented cumulative excess operating reserves. This represents a distribution of $0.85 per Unit for the years ended December 31, 2000 and 1999, and $0.88 per Unit for the year ended December 31, 1998. No distributions were made to the General Partners during the years ended December 31, 2000, 1999 and 1998, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2000, 1999, and 1998, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         As of December 31, 2000 and 1999, the Partnership owed $22,808 and $74,909, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2001, the Partnership had reimbursed the affiliates all such amounts. Other liabilities including distributions payable decreased to $1,090,328 at December 31, 2000, from $1,155,142 at December 31, 1999, primarily as the result of the Partnership paying transaction costs accrued at December 31, 1999 relating to the proposed and terminated Merger with APF, as described in "Termination of Merger." The decrease was partially offset by an increase in rents paid in advance. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During 1998, the Partnership owned and leased 44 wholly owned Properties (including one Property which was sold in December 1998). During 1999 and 2000, the Partnership owned and leased 43 wholly owned Properties (including one Property which was sold in 1999 and two Properties which were sold in 2000). In addition, during 1998, the Partnership was a co-venturer in five separate joint ventures that each owned and leased one Property, and during 1999 and 2000, the Partnership was a co-venturer in six separate joint ventures that each owned and leased one Property. In addition, during 2000, the Partnership owned and leased one Property with an affiliate as tenants-in-common. As of December 31, 2000, the Partnership owned, either directly or through joint venture arrangements, or tenancy in common arrangements, 48 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $46,900 to $213,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item 1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership earned $3,802,807, $3,964,818, and $3,862,390, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from its wholly owned Properties. The decrease in rental and earned income during 2000, as compared to 1999, was partially due to the Partnership reserving approximately $152,900 of accrued rental income amounts relating to two Denny's Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease.

         In addition, the decrease during 2000 was partially due to the sale of two Properties during 2000, as described in "Capital Resources." This decrease was partially offset by an increase in rental and earned income as a result of the Partnership reinvesting net sales proceeds in a Property in Pooler, Georgia, as described in "Capital Resources."

         The decrease in rental and earned income during 2000, was also partially a result of the Partnership amending the lease relating to the Property in St. Ann, Missouri to provide for rent reductions from January 2000 through the end of the lease term. The General Partners do not believe that the rent reductions will have a material adverse effect on the result of operations of the Partnership.

         Rental and earned income was lower during 1998, as compared to 1999, primarily due to the fact that in June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of the eight Properties it leased. As a result, the tenant ceased making rental payments on the three rejected leases, and in addition, during 1998, the Partnership wrote off $224,867 in accrued rental income relating to these Properties. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. No amounts were written off during 1999. The effect of the write off of accrued rental income was partially offset by the fact that the Partnership recorded rental and earned income during 1998 prior to the tenant vacating the Properties in June 1998. In December 1998 and May 1999, the Partnership sold two of the vacant Properties and reinvested the majority of the net sales proceeds in Bossier City Joint Venture, as described in "Capital Resources." In July 1999, the Partnership entered into a lease with a new tenant for the remaining vacant Property. In connection with the lease, the Partnership agreed to pay up to $30,000 of the construction costs necessary to convert the Property into a new concept. Conversion of this Property was completed in August 1999, at which time rental payments commenced, causing a slight increase in rental and earned income during 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases. In addition, the Partnership granted Long John Silver's, Inc. rent concessions on three of the affirmed leases, causing a decrease in rental and earned income of approximately $26,000 during 2000. The decrease in rental and earned income during 2000 was partially offset by the fact that during the year ended December 31, 2000, the Partnership collected and recognized as income approximately $122,800 in past due rental amounts relating to the Properties whose leases were rejected. The General Partners do not anticipate receiving any additional amounts but will apply such amounts, if received to income.

         During  the  years  ended  December  31,  2000,  1999,  and  1998,  the
Partnership also earned $5,156, $16,994, and $23,433, respectively, in contingent rental income. The decrease in contingent rental income during 2000 and 1999, each as compared to the previous year, was primarily attributable to decreased gross sales of certain restaurant Properties requiring the payments of contingent rental income.

         In addition, for the years ended December 31, 2000, 1999, and 1998, the Partnership earned $373,694, $344,964, and $95,142, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. Net income earned by joint ventures increased during 2000, as compared to 1999, partially attributable to the fact that in 1999, the Partnership invested in Bossier City Joint Venture and in 2000, the Partnership invested in a Property in Colorado Springs, Colorado with an affiliate of the General Partners, as tenants-in-common, as described above in "Capital Resources." The increase during 2000 was partially offset by the fact that during 1999, Middleburg Joint Venture, in which the Partnership owns as 87.54% interest, collected and recognized as income past due rental amounts for which the joint venture had previously established an allowance for doubtful accounts. The increase in net income earned by joint ventures during 1999, as compared to 1998, was also partially due to the fact that Columbus Joint Venture was operational for a full year during 1999, as compared to a partial year during 1998. In addition, the increase during 1999 was partially attributable to the Partnership investing in Bossier City Joint Venture in November 1999, as described in "Capital Resources." Net income earned by joint ventures was lower during 1998, as compared to 1999, primarily due to the fact that Kingsville Real Estate Joint Venture, in which the Partnership owns a 31.13% interest, established an allowance for doubtful accounts of approximately $87,800 during 1998, in accordance with its collection policy. No such allowance was established during 1999. In addition, during 1998, Kingsville Real Estate Joint Venture established a provision for loss on assets for its Property in Kingsville, Texas for approximately $316,000. The allowance represented the difference between the Property's carrying value at December 31, 1998 and the estimated net realizable value of the Property. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease for this Property with a new tenant and the General Partners ceased collection efforts on the past due amounts.

         During the year ended December 31, 2000, two of the Partnership's lessees Jack in the Box Inc. and Flagstar Enterprises, Inc., each contributed more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from six Properties owned by joint ventures and one Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2000, Jack in the Box Inc. was the lessee under leases relating to ten restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these tenants will each continue to contribute more than ten percent of the Partnership's total rental, earned and mortgage interest income during 2001. In addition, during the year ended December 31, 2000, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from six Properties owned by joint ventures and one Property owned with an affiliate of the General Partners as tenants-in-common). During 1998, Long John Silver's Inc. filed for bankruptcy, as described above. In 2001, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2000, 1999, and 1998, the Partnership also earned $116,055, $96,823, and $70,227, respectively, in interest and other income. The increase in interest and other income during 2000 as compared to 1999, was primarily attributable to interest income earned on the net sales proceeds from the sale of two Properties during 2000. Interest and other income was lower during 1998, as compared to 1999, primarily as a result of the Partnership establishing an allowance for doubtful accounts during 1998 of approximately $17,300 for past due accrued interest income amounts relating to the loan with the tenant of the Property in Kingsville Real Estate Joint Venture who was experiencing financial difficulties. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and in conjunction therewith, the General Partners agreed to cease collection efforts on the past due amounts.

         Operating expenses, including depreciation and amortization expense, were $731,901, $853,270, and $806,746, for the years ended December 31, 2000,
1999, and 1998, respectively. The decrease in operating expenses during 2000, as compared to 1999, and the increase during 1999, as compared to 1998, was partially due to the fact that the Partnership incurred $38,677, $218,853 and $24,282 during 2000, 1999 and 1998, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described in "Termination of Merger."

         In addition, in 1999 and 1998, the Partnership incurred legal, insurance and real estate tax expenses on the Properties for which the leases were rejected and which were vacant during the 1999 and 1998, as a result of Long John Silver's, Inc. filing for bankruptcy, as described above. The Partnership sold two of the vacant Properties in December 1998 and May 1999, and the Partnership entered into a long-term triple net lease with a new tenant for the remaining vacant Property in July 1999. The new tenant is responsible for real estate taxes, insurance and maintenance; therefore, the General Partners do not anticipate that the Partnership will continue to incur these expenses. Due to the fact that Long John Silver's, Inc. assumed and affirmed its remaining leases, as described above, Long John Silver's, Inc. will be responsible for such expenses relating to these Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for these Properties in the future. During 2000, the Partnership received settlement amounts relating to the four Long John Silver's Properties whose leases were rejected. As a result, during 2000, the Partnership reversed certain expenses such as legal fees, real estate taxes, insurance, and maintenance, previously incurred by the Partnership as a result of the tenant filing for bankruptcy. The decrease in operating expenses during 2000 was partially offset by an increase in depreciation expense as a result of several Properties being reclassified from net investment in direct financing leases to land and building on operating leases due to amendments to their leases.

         Operating expenses were higher during 1998, as compared to 1999, due to the fact that during 1998, the Partnership recorded bad debt expense of $188,990 for past due principal and interest amounts relating to a loan with the tenant of the Property in Kingsville Real Estate Joint Venture due to financial difficulties the tenant experienced. In January 1999, Kingsville Real Estate Joint Venture entered into a new lease with a new tenant, and the General Partners ceased collection efforts on the past due rental amounts.

         As a result of the sales of the Properties in Cleveland, Tennessee and Bradenton, Florida, during 2000, and the sales during 1999 and 1998 of the Properties in Morganton and Monroe, North Carolina, as described above in "Capital Resources," the Partnership recognized a gain of $254,405, and $74,714 and a loss of $104,374 for financial reporting purposes for the years ended December 31, 2000, 1999 and 1998, respectively.

         During the year ended December 31, 1998, the Partnership recorded a provision for loss on assets in the amount of $206,535 for financial reporting purposes relating to the Long John Silver's Property in Morganton, North Carolina. The tenant of this Property filed for bankruptcy and ceased payment of rents under the terms of its lease agreement, as described above. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the estimated net realizable value for this Property.

         The Partnership's leases as of December 31, 2000, are generally triple-net leases, and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Management expects that increases in restaurant sales volumes due to inflation and real sales growth should result in an increase in rental income over time. Continued inflation also may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

Termination of Merger

         On March 11, 1999, the Partnership entered into an Agreement and Plan of Merger with APF, pursuant to which the Partnership would be merged with and into a subsidiary of APF. Under the Agreement and Plan of Merger, APF was to issue shares of its common stock as consideration for the Merger. On March 1, 2000, the General Partners and APF announced that they had mutually agreed to terminate the Agreement and Plan of Merger entered into in March 1999. The agreement to terminate the Agreement and Plan of Merger was based, in large part, on the General Partners' concern that, in light of market conditions relating to publicly traded real estate investment trusts, the value of the transaction had diminished. As a result of such diminishment, the General Partners' ability to unequivocally recommend voting for the transaction, in the exercise of their fiduciary duties, had become questionable. The General Partners are continuing to evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

Interest Rate Risk

         The Partnership accepted a promissory note in conjunction with the sale of a Property. The General Partners believe that the estimated fair value of the mortgage note at December 31, 2000, approximated the outstanding principal amount. The Partnership is exposed to equity loss in the event of changes in interest rates. The following table presents the expected cash flows of principals that are sensitive to these changes.

                                                  Mortgage Notes
                                                    Fixed Rates
                                               -------------------


                  2001                                 $    13,682
                  2002                                      11,554
                  2003                                      12,796
                  2004                                       5,728
                  2005                                          --
                  Thereafter                                    --
                  ---------------------          -------------------

                                                       $    43,760
                                                 ===================


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         The information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Risk.


Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                           Page

Report of Independent Certified Public Accountants                          18

Financial Statements:

     Balance Sheets                                                         19

     Statements of Income                                                   20

     Statements of Partners' Capital                                        21

     Statements of Cash Flows                                            22-23

     Notes to Financial Statements                                       24-40

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XII, Ltd.



In our opinion,  the financial  statements  listed in the index  appearing under item 14(a)(1) present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. (a Florida limited partnership) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 2, 2001

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                2000                         1999
                                                                         -------------------         ---------------------

                            ASSETS

Land and buildings on operating leases, less
     accumulated depreciation                                                  $ 21,239,166                 $  20,780,828
Net investment in direct financing leases                                         9,740,755                    11,441,924
Investment in joint ventures                                                      4,673,593                     3,415,888
Mortgage note receivable                                                             45,375                        51,301
Cash and cash equivalents                                                         1,161,018                     1,870,366
Certificates of deposit                                                             511,277                            --
Receivables, less allowance for doubtful accounts of $30,338
     and $14,491, respectively                                                      192,518                        80,791
Due from related parties                                                             28,054                         5,222
Prepaid expenses                                                                     30,903                        13,552
Lease costs, less accumulated amortization of $11,490 and
     $6,142, respectively                                                            50,933                        56,281
Accrued rental income, less allowance for
     doubtful accounts of $161,604 and $6,323,
     respectively                                                                 2,645,628                     2,724,774
                                                                         -------------------         ---------------------

                                                                               $ 40,319,220                 $  40,440,927
                                                                         ===================         =====================


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                 $   39,360                   $   136,006
Accrued and escrowed real estate taxes payable                                        8,853                        11,897
Distributions payable                                                               956,252                       956,252
Due to related parties                                                               22,808                        74,909
Rents paid in advance and deposits                                                   85,863                        50,987
                                                                         -------------------         ---------------------
         Total liabilities                                                        1,113,136                     1,230,051

Partners' capital                                                                39,206,084                    39,210,876
                                                                         -------------------         ---------------------

                                                                               $ 40,319,220                 $  40,440,927
                                                                         ===================         =====================
                See accompanying notes to financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME

                                                                                 Year Ended December 31,
                                                                        2000               1999              1998
                                                                  -----------------   ---------------   ----------------
Revenues:
    Rental income from operating leases                             $  2,796,165         $ 2,518,075      $ 2,515,351
    Adjustments to accrued rental income                                (155,281  )               --         (224,867  )
    Earned income from direct financing leases                         1,161,923           1,446,743        1,571,906
    Contingent rental income                                               5,156              16,994           23,433
    Interest and other income                                            116,055              96,823           70,227
                                                                  -----------------   ---------------   ----------------
                                                                       3,924,018           4,078,635        3,956,050
                                                                  -----------------   ---------------   ----------------
Expenses:
    General operating and administrative                                 185,596             172,205          148,427
    Professional services                                                 41,191              46,920           32,758
    Bad debt expense                                                          --                  --          188,990
    Management fees to related parties                                    42,538              42,710           41,537
    Real estate taxes                                                         --               4,099            8,989
    State and other taxes                                                 20,833              22,880           17,653
    Depreciation and amortization                                        403,066             345,603          344,110
    Transaction costs                                                     38,677             218,853           24,282
                                                                  -----------------   ---------------   ----------------
                                                                         731,901             853,270          806,746
                                                                  -----------------   ---------------   ----------------

Income Before Equity in Earnings of Joint
    Ventures, Gain (Loss) on Sale of Assets
    and Provision for Loss on Assets                                   3,192,117           3,225,365        3,149,304

Equity in Earnings of Joint Ventures                                     373,694             344,964           95,142

Gain (Loss) on Sale of Assets                                            254,405              74,714         (104,374  )

Provision for Loss on Assets                                                  --                  --         (206,535  )
                                                                  -----------------   ---------------   ----------------

Net Income                                                          $  3,820,216         $ 3,645,043      $ 2,933,537
                                                                  =================   ===============   ================

Allocation of Net Income:
    General partners                                                    $     --          $   35,804                $
                                                                                                               30,894
    Limited partners                                                   3,820,216           3,609,239        2,902,643
                                                                  -----------------   ---------------   ----------------

                                                                    $  3,820,216         $ 3,645,043      $ 2,933,537
                                                                  =================   ===============   ================

Net Income Per Limited Partner Unit                                   $     0.85                   $                $
                                                                                                0.80             0.65
                                                                  =================   ===============   ================

Weighted Average Number of Limited Partner Units
    Outstanding                                                        4,500,000           4,500,000        4,500,000
                                                                  =================   ===============   ================

                See accomapnying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2000, 1999 and 1998

                                          General Partners                           Limited Partners
                                -----------------------------   -----------------------------------------------------------
                                             Accumulated                                    Accumulated   Syndication
                            Contributions     Earnings    Contributions   Distributions      Earnings       Costs       Total
                           ---------------  ------------ ---------------  --------------  -------------- ------------- --------

Balance, December 31, 1997      $ 1,000    $ 191,411     $ 45,000,000      $ (18,340,035)  $18,939,480   $(5,374,54   $40,417,312

    Distributions to limited
       partners ($0.88 per
       limited partner unit)        --           --             --         (3,960,008)           --             --     (3,960,008)
    Net income                      --       30,894             --                 --       2,902,643           --      2,933,537
                                -------  -------------- -------------  ----------------- -------------  -------------  -----------

Balance, December 31, 1998       1,000      222,305       45,000,000        (22,300,043)   21,842,123    (5,374,544)   39,390,841

    Distributions to limited
       partners ($0.85 per
       limited partner unit)        --           --             --         (3,825,008)           --             --     (3,825,008)
    Net income                      --       35,804             --                 --       3,609,239           --      3,645,043
                                -------  -------------  -------------  ----------------- -------------  -------------  ------------

Balance, December 31, 1999       1,000      258,109        45,000,000        (26,125,051)  25,451,362    (5,374,544)   39,210,876

    Distributions to limited
       partners ($0.85 per
       limited partner unit)        --           --             --         (3,825,008)           --              --    (3,825,008)
    Net income                      --           --             --                 --       3,820,216            --     3,820,216
                                -------  -------------  -------------  ----------------- -------------  -------------  ------------

Balance, December 31, 2000      $1,000    $ 258,109      $ 45,000,000      $ (29,950,059) $29,271,578    $5,374,544)    $39,206,084
                                =======  ============   ============  =================  ============  =============  =============

                See accompanying notes to financial statements.

                           CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                      2000               1999               1998
                                                                 ----------------   ----------------   ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,901,717         $3,865,771       $ 4,094,016

         Distributions from joint ventures                               384,885            312,470           205,815
         Cash paid for expenses                                         (497,870)          (344,114)         (243,316)
         Interest received                                                78,618             85,903            60,265
                                                                 ----------------   ----------------   ---------------
             Net cash provided by operating activities                 3,867,350          3,920,030         4,116,780
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                  2,019,357            467,300           483,549
         Additions to land and buildings on operating
             leases                                                   (1,009,067)           (30,000)               --
         Investment in joint ventures                                 (1,268,896)          (861,390)         (115,256)

         Collection on mortgage note receivable                            6,916              4,324                --
         Investment in certificates of deposit                          (500,000)                --                --
         Payment of lease costs                                               --            (32,870)           (3,500)
                                                                 ----------------   ----------------   ---------------
             Net cash provided by (used in) investing
                activities                                              (751,690)          (452,636)          364,793
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,825,008)        (3,960,008)       (3,825,008)
                                                                 ----------------   ----------------   ---------------
             Net cash used in financing activities                    (3,825,008)        (3,960,008)       (3,825,008)
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                    (709,348)          (492,614)          656,565

Cash and Cash Equivalents at Beginning of Year                         1,870,366          2,362,980         1,706,415
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                             $ 1,161,018        $ 1,870,366       $ 2,362,980
                                                                 ================   ================   ===============


                 See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED

                                                                              Years Ended December 31,
                                                                     2000               1999               1998
                                                                ----------------   ----------------   ---------------

Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

   Net income                                                       $ 3,820,216        $ 3,645,043       $ 2,933,537
                                                                ----------------   ----------------   ---------------
   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:

      Depreciation                                                      397,718            342,717           342,161
      Amortization                                                        5,348              2,886             1,949
      Equity in earnings of  joint ventures, net of
         distributions                                                   11,191            (32,494)          110,673
      Loss (gain) on sale of assets                                    (254,405)           (74,714)          104,374
      Provisions for loss on assets                                          --                 --           206,535
      Bad debt expense                                                       --                 --           188,990
      Decrease in net investment in direct financing
         leases                                                         197,885            192,256           164,614
      Increase in receivables                                          (118,217)           (64,554)           (3,380)
      Decrease (increase) in prepaid expenses                           (17,351)            (6,514)              178
      Increase in accrued rental income                                 (35,288)          (200,368)          (28,230)
      Increase (decrease) in accounts payable and
         accrued expenses                                               (99,690)           116,571            17,530
      Increase (decrease) in due to related parties                     (52,101)            50,884            17,138
      Decrease in due from related parties                              (22,832)            (5,222)               --
      Increase (decrease) in rents paid in advance and
         deposits                                                        34,876            (46,461)           60,711
                                                                ----------------   ----------------   ---------------
           Total adjustments                                             47,134            274,987         1,183,243
                                                                ----------------   ----------------   ---------------

Net Cash Provided by Operating Activities                           $ 3,867,350        $ 3,920,030       $ 4,116,780
                                                                ================   ================   ===============

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

             Mortgage note accepted in exchange for
                sale of assets                                          $    --         $   55,000           $    --
                                                                ================   ================   ===============

             Distributions declared and unpaid at
                December 31                                          $  956,252         $  956,252       $ 1,091,252
                                                                ================   ================   ===============


                See accomapnying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2000, 1999, and 1998


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

                  Direct financing method - The leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset) (see Note 4). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases.

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

                  Years Ended December 31, 2000, 1999, and 1998


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

         Investment in Joint Ventures - The Partnership's investments in Des Moines Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, Columbus Joint Venture, Bossier City Joint Venture and a property in Colorado Springs, Colorado held as tenants-in-common with affiliates of the General Partners are accounted for using the equity method since the Partnership shares control with affiliates which have the same general partners.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Staff Accounting Bulletin No. 101 ("SAB 101") - In December 1999, the Securities and Exchange Commission released SAB 101, which provides the staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 requires the Partnership to defer recognition of certain percentage rental income until certain defined thresholds are met. The Partnership adopted SAB 101 beginning January 1, 2000. Implementation of SAB 101 did not have a material impact on the Partnership results of operations.

         Statement of Financial Accounting Standards No. 133 ("FAS 133") and Statement of Financial Accounting Standards No. 137 ("FAS 137") - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments, embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The Statement requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133." FAS 137 deferred the effective date of FAS 133 for one year. FAS 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Partnership has reviewed both statements and has determined that both FAS 133 and FAS 137 do not apply to the Partnership as of December 31, 2000.

2.       Leases:
         ------

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the leases are operating leases. Substantially all leases are for

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


2.       Leases - Continued:
         ------------------

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

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                                       2000                 1999
                                                                -------------------  -------------------

                   Land                                               $ 12,216,811         $ 12,262,712
                   Buildings                                            11,547,810           10,645,853
                                                                -------------------  -------------------
                                                                        23,764,621           22,908,565
                   Less accumulated depreciation                        (2,525,455)          (2,127,737)
                                                                -------------------  -------------------

                                                                      $ 21,239,166         $ 20,780,828
                                                                ===================  ===================

         In 1998, the Partnership recorded an allowance for loss on building of $206,535 relating to the property in Morganton, North Carolina, due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the property at December 31, 1998 and the estimated net realizable value for the property. In May 1999, the Partnership sold the property to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining net sales proceeds in the form of a promissory note (see Note 7), resulting in a gain of $74,714 for financial reporting purposes. This gain, when netted against the allowance recorded at December 31, 1998, resulted in a total net loss of approximately $131,800. In November 1999, the Partnership reinvested the majority of the remaining net sales proceeds in Bossier City Joint Venture (see Note 5).

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In July 1999, the Partnership entered into a new lease for the property in Statesville, North Carolina. In connection therewith, the Partnership incurred $30,000 in renovation costs which were completed in August 1999.

         Effective January 2000, the Partnership amended the lease relating to its property in St. Ann, Missouri, to allow for a rent reduction. As a result, the Partnership reclassified the building portion of this asset from net investment in direct financing lease to building on operating lease. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss was recorded on the reclassification.

         In April 2000, the Partnership reinvested the net sales proceeds it received from the sale of the property in Cleveland, Tennessee, along with additional funds in a Krystal property located in Pooler, Georgia (see Note 4). In connection therewith, the Partnership entered into a long term, triple-net lease with terms substantially the same as its other leases.

         In July 2000, the Partnership sold its property in Bradenton, Florida, to an unrelated third party for approximately $1,227,900 resulting in a gain of approximately $106,800 for financial reporting purposes. This property was originally acquired by the Partnership in 1992 and had costs totaling approximately $1,000,000, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold this property for approximately $227,900 in excess of its original purchase price. The Partnership used the net sales proceeds to acquire an interest in an additional property, with an affiliate of the general partners, as tenants-in-common (see Note 5).

         Some leases provide for escalating guaranteed minimum rents throughout the lease term. Income from these scheduled rent increases is recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2000, 1999 and 1998, the Partnership recognized income of $35,288 (net of $155,281 in reserves), $200,368, $28,230 (net of $6,323 in reserves and $224,867 in reversals), respectively, of such rental income.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2000:

                   2001                          $2,474,235
                   2002                           2,493,115
                   2003                           2,742,343
                   2004                           2,789,073
                   2005                           2,809,565
                   Thereafter                    18,265,471
                                            ----------------

                                                $31,573,802
                                            ================

         Since lease renewal periods are exercisable at the option of the tenant, the above table only presents future minimum lease payments due during the initial lease terms. In addition, this table does not include any amounts for future contingent rentals which may be received on the leases based on a percentage of the tenant's gross sales.

4.       Net Investment in Direct Financing Leases:
         ------------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                   2000           1999
                                                --------------- -------------

       Minimum lease payments receivable           $17,040,423   $21,395,698
       Estimated residual values                     3,179,130     3,695,228
       Less unearned income                        (10,478,798)  (13,649,002)
                                                --------------- -------------

       Net investment in direct financing
         leases                                    $ 9,740,755   $11,441,924
                                                =============== =============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


4.       Net Investment in Direct Financing Leases - Continued:
         ------------------------------------------------------

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2000:

                2001                                    $1,325,951
                2002                                     1,325,951
                2003                                     1,366,665
                2004                                     1,382,563
                2005                                     1,382,563
                Thereafter                              10,256,730
                                                   ----------------

                                                       $17,040,423
                                                   ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         In March 2000, the Partnership sold its property in Cleveland, Tennessee, for which the land and building had been classified as a direct financing lease, to an unrelated third party for $806,460 and received net sales proceeds of approximately $791,500, resulting in a gain of approximately $147,600 for financial reporting purposes. The property was originally acquired by the Partnership in 1992 and had a cost of approximately $622,800, excluding acquisition fees and miscellaneous acquisition expenses; therefore, the Partnership sold the property for approximately $168,700 in excess of its original purchase price. In April 2000, the Partnership used the net sales proceeds from the sale of this property and a portion of the net sales proceeds received from the 1999 sale of its property in Morganton, North Carolina in a Krystal property in Pooler, Georgia (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2000, the Partnership had a 59.05%, an 18.61%, a 31.13%, an 87.54% and a 27.72% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint
         Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, and Columbus Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         -----------------------------------------

         In November 1999, the Partnership used the majority of the proceeds from the sales of the properties in Monroe and Morganton, North Carolina, to enter into a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the general partners, to purchase and hold one restaurant property. The Partnership contributed approximately $730,000 to the joint venture and owns a 55 percent interest in the profits and losses of the joint venture.

         In August 2000, the Partnership reinvested the net sales proceeds from the sale of its property in Bradenton, Florida in a property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund VII, Ltd. ("CNL VII"), a Florida limited partnership and an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-tenant will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership and CNL VII acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 9). The Partnership will account for its investment in this property using the equity method since the Partnership will share control with the affiliate. The Partnership owns a 57 percent interest in this property.

         Williston  Real Estate  Joint  Venture,  Des Moines  Real Estate  Joint
         Venture, Kingsville Real Estate Joint Venture, Middleburg Joint Venture, Columbus Joint Venture, Bossier City Joint Venture and the Partnership and affiliates, in a tenancy in common arrangement, each own and lease one property to an operator of national fast-food or family-style restaurants.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


5.       Investment in Joint Ventures - Continued:
         -----------------------------------------

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                              2000           1999
                                                          ------------  -------------

                Land and buildings on operating
                    leases, less accumulated
                    depreciation and allowance
                    for loss on assets                    $ 6,153,743    $ 4,030,064
                Net investment in direct financing
                    leases, less allowance for loss on
                    assets                                  1,926,938      1,953,200
                Cash                                           85,033         40,636
                Receivables, less allowance for
                    doubtful accounts                             193         34,276
                Accrued rental income                         294,356        219,436
                Other assets                                      741            732
                Liabilities                                    54,005         40,517
                Partners' capital                           8,406,999      6,237,827
                Revenues                                      779,865        645,168
                Net income                                    658,303        568,191

         The Partnership recognized income totaling $373,694, $344,964, and $95,142 for the years Ended December 31, 2000, 1999, and 1998, respectively, from these joint ventures.

6.       Mortgage Note Receivable:
         ------------------------

         In connection with the sale of the property in Morganton, North Carolina, in May 1999, the Partnership accepted a promissory note in the principal sum of $55,000 collateralized by a mortgage on the property. The promissory note bears interest at a rate of 10.25% per annum and is being collected in 60 monthly installments of principal and interest. The mortgage note receivable consisted of outstanding principal of $43,760 and accrued interest receivable of $1,615 as of December 31, 2000.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1997


6.       Mortgage Note Receivable- Continued:
         -----------------------------------

         The general partners believe that the estimated fair value of mortgage note receivable at December 31, 2000, approximates the outstanding principal amount based on estimated current rates at which similar loans would be made to borrowers with similar credit and for similar maturities.

7.       Allocations and Distributions:
         ------------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99 percent to the limited partners and one percent to the general partners. Distributions of net cash flow were made 99 percent to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the " Limited Partners' 10% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds distributed 95 percent to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95 percent to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1997


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95 percent to the limited partners and five percent to the general partners.

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2000.

         The Partnership declared distributions to the limited partners of $3,825,008, during the years ended December 31, 2000 and 1999 and $3,960,008 during the year ended December 31, 1998. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1997


8.       Income Taxes:
         -------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2000             1999            1998
                                                                  ---------------  ---------------  -------------

           Net income for financial reporting purposes               $ 3,820,216      $ 3,645,043    $ 2,933,537

           Depreciation for tax reporting purposes in
               excess of depreciation for financial
               reporting purposes                                       (146,845)        (210,176)      (224,652)

           Direct financing leases recorded as
               operating leases for tax reporting
               purposes                                                  197,885          192,255        164,614

           Provision for loss on assets                                       --               --        206,535

           Gain/Loss on sale of assets for
               tax reporting purposes in excess of (less
               than) gain/loss for financial reporting
               purposes                                                 (254,405)        (181,362)        25,699

           Capitalization (Deduction) of transaction costs
               for tax reporting purposes                               (243,135)         218,853         24,282

           Equity in earnings of joint  ventures for tax
               reporting  purposes in excess of (less than)
               equity in earnings of joint ventures for
               financial reporting purposes                              (55,273)        (126,086)       138,311

           Allowance for doubtful accounts                                15,847         (200,142)       207,151

           Accrued rental income                                         (35,288)        (200,368)       (28,230)

           Rents paid in advance                                          34,376          (47,461)        60,711
                                                                  ---------------  ---------------  -------------

           Net income for federal income tax purposes                $ 3,333,378      $ 3,090,556    $ 3,507,958
                                                                  ===============  ===============  =============


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions:
         ---------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL Fund Advisors, Inc. (the "Advisor") was a majority owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"), effective September 1, 1999. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. The Partnership incurred management fees of $42,538, $42,710, and $41,537, for the years ended December 31, 2000, 1999, and 1998, respectively.

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

         During the years ended December 31, 2000, 1999, and 1998, the Advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $107,794, $139,857, and $107,911 for the years ended December 31, 2000, 1999, and 1998, respectively, for such services.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


9.       Related Party Transactions - Continued:
         --------------------------------------

         During 2000, the Partnership and CNL VII, as tenants-in-common, acquired an interest in a Bennigan's property from CNL BB Corp., an affiliate of the general partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid represents the costs incurred by CNL BB Corp. to acquire and carry the property including closing costs. In accordance with the State of Policy of Real Estate Programs for the North American Securities Administrators Association, Inc., all income, expenses, profits and losses generated by or associated with the property were treated as belonging to the Partnership and CNI VII, as tenants-in-common. For the year ended December 31, 2000, other income of the tenants-in-common included $3,693 of such amounts.

         The amounts due to related parties at December 31, 2000 and 1999, totaled $22,808 and $74,909, respectively.

10.      Concentration of Credit Risk:
         -----------------------------

         The following schedule presents rental, earned, and mortgage interest income from individual lessees, or affiliated groups of lessees, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from joint ventures and the property held with an affiliate as tenants-in-common) for each of the years ended December 31:

                                                              2000                1999                1998
                                                         ----------------    ----------------    ---------------

          Jack in the Box Inc. (formerly Foodmaker,
            Inc.)                                             $1,024,667          $1,024,667     $1,023,630
          Flagstar Enterprises, Inc.                             766,823             775,075        784,922
          Long John Silver's, Inc.                                   N/A                 N/A        508,351
          Advantica Restaurant Group,
              Inc.                                                   N/A                 N/A        424,742


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


10.      Concentration of Credit Risk - Continued:
         -----------------------------------------

         In addition, the following schedule presents total rental, earned, and mortgage interest income from individual restaurant chains, each representing more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from joint ventures and the property owned with an affiliate as tenants-in-common), for each of the years ended December 31:

                                          2000            1999          1998
                                   --------------   ------------- ------------

              Jack in the Box        $ 1,024,667     $ 1,024,667   $1,023,630
              Hardee's                   766,823         775,075      784,922
              Denny's                    570,046         799,567      782,486
              Long John Silver's         429,275         479,814      574,044
              Golden Corral                  N/A         446,595          N/A

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chain did not represent more than ten percent of the Partnership's total rental, earned and mortgage interest income.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2000, 1999, and 1998


11.      Selected Quarterly Financial Data:
         ----------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2000 and 1999.

            2000 Quarter               First             Second              Third             Fourth             Year
       ------------------------    ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)                    $1,126,566        $1,102,495         $1,022,198         $1,046,453        $4,297,712
       Net income                       1,036,139           893,042            944,221            946,814         3,820,216
       Net income per
           limited partner
           unit                              0.23              0.20               0.21               0.21              0.85

            1999 Quarter               First             Second              Third             Fourth             Year
       ------------------------    ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)                     1,074,482         1,148,547          1,087,669          1,112,901         4,423,599
       Net income                         862,513           991,599            874,000            916,931         3,645,043
       Net income per
           limited partner
           unit                              0.19              0.22               0.19               0.20              0.80

        (1) Revenues include equity in earnings of joint ventures and adjustments to accrued rental income due to the tenants of certain Properties experiencing financial difficulties or filing for bankruptcy.

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

         James M. Seneff, Jr., age 54. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999 and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors (the "Advisor") until it merged with APF in September 1999, and in June 2000, was re-elected to those positions of the Advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 53. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director and Vice Chairman of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with the Advisor prior to its merger with APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. (formerly CNL Group, Inc.); Director, Vice Chairman of the Board and President of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director and President of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director and President of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director and President of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 45. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of the Advisor, Mr. McWilliams served as President of APF from February 1999 until September 1999. From April 1997 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. (formerly CNL Group, Inc.) in April 1997 and served as an Executive Vice President until September 1999. In addition, Mr. McWilliams served as President of the Advisor and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         John T. Walker, age 42. Mr. Walker has served as President of APF since September 1999 and as Chief Operating Officer since March 1995. Mr. Walker also served as a board member of CNL Restaurant Property Services, Inc., a subsidiary of APF from December 1999 until December 2000. Previously, he served as Executive Vice President of APF from January 1996 to September 1999. Mr. Walker joined the Advisor in September 1994, as Senior Vice President responsible for
Research and Development. He served as the Chief Operating Officer of the Advisor from April 1995 until September 1999 and as Executive Vice President from January 1996 until September 1999, at which time it merged with APF. Mr. Walker also served as Executive Vice President of CNL Hospitality Properties, Inc. and CNL Hospitality Corp. (formerly CNL Hospitality Advisors, Inc.) from 1997 to October 1998. From May 1992 to May 1994, he was Executive Vice President for Finance and Administration and Chief Financial Officer of Z Music, Inc., a cable television network which was subsequently acquired by Gaylord Entertainment, where he was responsible for overall financial and administrative management and planning. From January 1990 through April 1992, Mr. Walker was Chief Financial Officer of the First Baptist Church in Orlando, Florida. From April 1984 through December 1989, he was a partner in the accounting firm of Chastang, Ferrell & Walker, P.A., where he was the partner in charge of audit and consulting services, and from 1981 to 1984, Mr. Walker was a Senior Consultant/Audit Senior at Price Waterhouse. Mr. Walker is a cum laude graduate of Wake Forest University with a Bachelor of Science degree in Accountancy and is a certified public accountant.

Steven D. Shackelford, age 37. Mr. Shackelford was promoted to Executive Vice President and Chief Financial Officer of APF in July 2000. He served as Senior Vice President and Chief Financial Officer of APF since January 1997. Mr. Shackelford also served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of the Advisor from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2001, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2001, the beneficial ownership interests of the General Partners in the Registrant.

                    Title of Class                        Name of Partner          Percent of Class
                    --------------                       ---------------           ----------------

           General Partnership Interests                James M. Seneff, Jr.               45%
                                                        Robert A. Bourne                   45%
                                                        CNL Realty Corporation             10%
                                                                                       --------
                                                                                          100%
                                                                                       ========



         Neither the General Partners, nor any of their affiliates, owns any interest in the Registrant, except as noted above.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2000, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
      Type of Compensation                                                                  For the Year
          and Recipient                        Method of Computation                   Ended December 31, 2000
----------------------------------     --------------------------------------      --------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administrative
operating expenses                     the  lower of cost or 90  percent  of       services: $107,794
                                       the   prevailing    rate   at   which
                                       comparable services could have been
                                       obtained in the same geographic
                                       area. Affiliates of the General
                                       Partners from time to time incur
                                       certain operating expenses on behalf
                                       of the Partnership for which the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual management fee                  One  percent  of  the  sum  of  gross       $ 42,538
to affiliates                          operating  revenues  from  Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer.   The  management   fee,
                                       which will not exceed competitive
                                       fees for comparable services in the
                                       same geographic  area, may or may not
                                       be  taken,  in whole or in part as to
                                       any year,  in the sole  discretion of
                                       affiliates.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

Deferred,    subordinated   real       A deferred,  subordinated real estate       $-0-
estate  disposition  fee payable       disposition  fee,  payable  upon sale
to affiliates                          of  one  or  more  Properties,  in an
                                       amount  equal  to the  lesser  of (i)
                                       one-half of a competitive real
                                       estate commission, or (ii) three
                                       percent  of the  sales  price of such
                                       Property or Properties. Payment of
                                       such  fee   shall  be  made  only  if
                                       affiliates of the General Partners
                                       provide a substantial amount of
                                       services in connection with the sale
                                       of a Property or Properties and
                                       shall be subordinated to certain
                                       minimum returns to the Limited
                                       Partners.  However,  if the net sales
                                       proceeds   are    reinvested   in   a
                                       replacement Property, no such real
                                       estate disposition fee will be
                                       incurred until such replacement
                                       Property   is  sold  and  the  net  sales
                                       proceeds are distributed.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to   one   percent   of   Partnership
Partnership net cash flow              distributions   of  net  cash   flow,
                                       subordinated   to   certain   minimum
                                       returns to the Limited Partners.

General   Partners'    deferred,       A deferred,  subordinated share equal       $-0-
subordinated       share      of       to  five   percent   of   Partnership
Partnership  net sales  proceeds       distributions   of  such  net   sales
from  a  sale  or  sales  not in       proceeds,   subordinated  to  certain
liquidation of the Partnership         minimum   returns   to  the   Limited
                                       Partners.



                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2000
---------------------------------      --------------------------------------      ------------------------------

General   Partners'   share   of       Distributions  of net sales  proceeds       $-0-
Partnership  net sales  proceeds       from   a    sale    or    sales    of
from  a   sale   or   sales   in       substantially      all     of     the
liquidation of the Partnership         Partnership's    assets    will    be
                                       distributed in the following order
                                       or  priority:  (i) first,  to pay all
                                       debts   and    liabilities   of   the
                                       Partnership    and    to    establish
                                       reserves; (ii) second, to Partners
                                       with positive capital account
                                       balances, determined after the
                                       allocation  of net income,  net loss,
                                       gain and loss,  in proportion to such
                                       balances, up to amounts sufficient
                                       to reduce such balances to zero;  and
                                       (iii) thereafter, 95% to the Limited
                                       Partners and 5% to the General
                                       Partners.

The Partnership, with CNL Income Fund VII, Ltd., an affiliate of the General Partners, acquired an interest in a Bennigan's Property from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $2,226,134. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2000 and 1999

                  Statements of Income for the years ended December 31, 2000, 1999, and 1998

                  Statements of Partners' Capital for the years ended December 31, 2000, 1999, and 1998

                  Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2000

                  Schedule IV - Mortgage Loan on Real Estate at December31, 2000

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


(b) The Registrant filed no reports on Form 8-K during the period October 1, 2000 through December 31, 2000.

(c)      Not applicable.

(d) The Partnership is required to file audited financial information of its tenant, Jack in the Box Inc. (formerly Foodmaker, Inc.), and subsidiaries as a result of the fact that this tenant leased more than 20 percent of the Partnership's total assets for the year ended December 31, 2000. The summarized financial information presented for Jack in the Box Inc. and Subsidiaries as of October 1, 2000 and October 3, 1999, and for the fifty-two weeks ended October 1, 2000, the fifty-three weeks ended October 3, 1999, and the fifty-two weeks ended September 27, 1998 was obtained from the Form 10-K filed by Jack in the Box Inc., and Subsidiaries, with the Securities and Exchange Commission.

                      Jack in the Box Inc. and Subsidiaries
                             Selected Financial Data
                                 (In Thousands)

Consolidated Balance Sheet Data:                                     October 1, 2000               October 3, 1999
---------------------------------
                                                                  -----------------------       -----------------------

Current Assets                                                              $     99,409                $       97,234
Noncurrent Assets                                                                807,419                       736,410
Current Liabilities                                                              208,472                       229,026
Noncurrent Liabilities                                                           382,004                       386,781


                                               Fifty-two Weeks Ended      Fifty-three Weeks Ended        Fifty-two Weeks Ended
Consolidated Statements of Operations
Data:                                             October 1, 2000              October 3, 1999             September 27, 1998
                                             --------------------------   ---------------------------   -------------------------

Gross Revenues                                         $     1,633,312             $       1,456,899            $      1,224,056
Costs and Expenses (including taxes)                         1,533,048                    (1,380,441 )                (1,153,003 )
Extraordinary Item, net of taxes                                    --                            --                      (4,378 )
                                             --------------------------   ---------------------------   -------------------------

Net Earnings                                            $      100,264              $         76,458              $       66,675
                                             ==========================   ===========================   =========================




                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2001.

                       CNL INCOME FUND XII, LTD.

                       By:      CNL REALTY CORPORATION
                                General Partner

                                /s/ Robert A. Bourne
                                -----------------------------------
                                ROBERT A. BOURNE, President


                       By:      ROBERT A. BOURNE
                                General Partner

                                /s/ Robert A. Bourne
                                -----------------------------------
                                ROBERT A. BOURNE


                       By:      JAMES M. SENEFF, JR.
                                General Partner

                                /s/ James M. Seneff, Jr.
                                -----------------------------------
                                JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 29, 2001
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 29, 2001
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2000, 1999, and 1998

                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------

  1998        Allowance for
                  doubtful
                  accounts (a)       $7,482        $ 188,990         $   36,045    (b)   $      --   (c)    $  11,561     $220,956
                                  ==============  ===============  ================    =============     ============  ============

  1999        Allowance for
                  doubtful
                  accounts (a)     $220,956         $     --         $   14,490    (b)   $ 208,727   (c)    $  5,905      $20,814
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a      $ 20,814         $     --         $ 264,253     (b)   $   --      (c)    $ 93,125     $191,942
                                  ==============  ===============  ================    =============     ============  ============


(a)   Deducted from receivables and accrued rental income on the balance sheet.

       (b)      Reduction of rental, earned, and other income.

       (c)      Amounts written off as uncollectible.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                              December 31, 2000


                                                                              Costs Capitalized
                                                                                Subsequent to
                                                        Initial Cost            Acquisition
                                                 -----------------------     ------------------
                                   Encum-                   Buildings and    Improve-  Carrying
                                   brances          Land      Improvements     ments     Costs
                                  ---------     ----------- -------------   ---------  -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Valdosta, Georgia              -            $238,891    $316,670          -        -
      Natchitoches, Louisiana        -             152,329           -    489,366        -

    Denny's Restaurants:
      St. Ann, Missouri (l)          -             338,826     302,975          -        -
      Phoenix, Arizona               -             456,306           -          -        -
      Black Mountain, North Carolina -             260,493           -          -        -
      Blue Springs, Missouri         -             497,604           -          -        -
      Columbus, Georgia              -             125,818     314,690          -        -
      Tempe, Arizona                 -             709,275           -          -        -
      Winter Haven, Florida          -             475,084           -          -        -

    Golden Corral Family
      Steakhouse Restaurant:
          Arlington, Texas           -             711,558   1,159,978          -        -

    Hardee's Restaurants:
      Crossville, Tennessee          -             290,136     334,350          -        -
      Toccoa, Georgia                -             208,847           -          -        -
      Columbia, Mississippi          -             134,810           -          -        -
      Pensacola, Florida             -             277,236           -          -        -
      Columbia, South Carolina       -             325,674           -          -        -
      Simpsonville, South Carolina   -             239,494           -          -        -
      Indian Trail, North Carolina   -             298,938           -          -        -
      Clarksville, Georgia           -             160,478     415,540          -        -

    Jack in the Box Restaurants:
      Spring, Texas                  -             564,164     510,639          -        -
      Houston, Texas                 -             360,617     659,805          -        -
      Arlington, Texas               -             329,226     716,600          -        -
      Grapevine, Texas               -             471,367     590,988          -        -
      Rialto, California             -             524,251     595,226          -        -
      Phoenix, Arizona               -             294,773     527,466          -        -
      Petaluma, California           -             534,076     800,780          -        -
      Willis, Texas                  -             569,077     427,381          -        -
      Houston, Texas                 -             368,758     663,022          -        -


    KFC Restaurant:
      Las Cruces, New Mexico         -             175,905           -          -        -

    Krystal Restaurant:
      Pooler, Georgia                -             410,085     598,982          -        -


    Long John Silver's Restaurants:
      Clarksville, Tennessee (k)     -             166,283     384,574          -        -
      El Paso, Texas                 -             314,270           -          -        -
      Tucson, Arizona                -             277,378     245,385          -        -
      Asheville, North Carolina      -             213,536     453,223          -        -

    Sports Rock Cafe Restaurant:
      Tempe, Arizona                 -             121,831     620,527     55,000        -

    Other:
      Albany, Georgia                -             378,547           -          -        -
      Statesville, North Carolina    -             240,870     334,643     30,000        -
                                                ----------- -----------  ---------  -------

                                               $12,216,811 $10,973,444   $574,366        -
                                               =========== ===========   =========  =======

Property of Joint Venture in Which the
   Partnership has an 18.61% Interest and has Invested in Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington         -            $322,726    $791,658          -        -
                                                =========== ===========  =========  =======

Property of Joint Venture in Which the
   Partnership has a 31.13% Interest and has Invested in Under an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (j)          -            $171,061    $243,326    $99,128        -
                                                =========== ===========  =========  =======

Property of Joint Venture in Which the
   Partnership has a 87.54% Interest and has Invested in Under an Operating Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Middleburg Heights, Ohio   -            $521,571           -          -        -
                                                =========== ===========  =========  =======

Property of Joint Venture in
   Which the Partnership has a
   27.72% Interest in Under an
   Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio                 -            $407,096           -   $498,684        -
                                                =========== ===========  =========  =======

Property of Joint Venture in
   Which the Partnership has a
   55% Interest in Under an
   Operating Lease:

    IHOP Restaurant:
      Bossier City, Louisiana        -            $453,016     866,192          -        -
                                                =========== ===========  =========  =======

Property in Which the Partnership has a
   57%  Interest  and has  Invested in as
   Tenants-in-Common Under an Operating Lease:

    Bennigan's Restaurant:
      Colorado Springs, Colorado     -            $947,120   1,279,013          -        -
                                                =========== ===========  =========  =======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona               -                   -           -    467,545        -
      Black Mountain, North Carolina -                   -     696,851          -        -
      Blue Springs, Missouri         -                   -           -    485,945        -
      Cleveland, Tennessee           -             158,300     510,479          -        -
      Tempe, Arizona                 -                   -           -    491,258        -
      Amherst, Ohio                  -             127,672     169,928    316,796        -

    Hardee's Restaurants:
      Toccoa, Georgia                -                   -     437,938          -        -
      Fultondale, Alabama            -             173,016           -    636,480        -
      Poplarville, Mississippi       -             138,020           -    444,485        -
      Columbia, Mississippi          -                   -     367,836          -        -
      Pensacola, Florida             -                   -           -    450,193        -
      Columbia, South Carolina       -                   -     452,333          -        -
      Simpsonville, South Carolina   -                   -     517,680          -        -
      Indian Trail, North Carolina   -                   -     496,110          -        -

    KFC Restaurant:
      Las Cruces, New Mexico         -                   -     224,790          -        -

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee        -             174,746     555,186          -        -
      El Paso, Texas                 -                   -           -    371,286        -
      Chattanooga, Tennessee         -             142,627     584,320          -        -


    Quincy's Restaurant:
      Albany, Georgia                -                   -     880,338          -        -

    Shoney's Restaurants:
      Bradenton, Florida             -                   -           -    596,374        -
      Winter Haven, Florida          -                   -           -    758,986        -
                                                ----------- -----------  ---------  -------

                                                 $914,381  $5,893,789   $5,019,348      -
                                                =========== ===========  =========  =======

Property of Joint Venture in Which the
   Partnership has a 59.05% Interest and has Invested in Under a Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida             -            $150,143           -   $499,071        -
                                                =========== ===========  =========  =======

Property of Joint Venture in Which the
   Partnership has an 87.54% Interest and has Invested in Under a Direct Financing Lease:

    Golden Corral Family
      Steakhouse Restaurant:
          Middleburg Heights, Ohio   -                   -  $1,357,288          -        -
                                                =========== ===========  =========  =======




       Gross Amount at Which                                                 Life on Which
       Carried at Close of Period (c)                                       Depreciation in
-------------------------------------                    Date                Latest Income
              Buildings and              Accumulated    of Con-     Date     Statement is
   Land       Improvements    Total      Depreciation  struction  Acquired     Computed
------------  ------------- -----------  ------------  ---------  --------   -------------





   $238,891    $316,670     $555,561       $77,649       1990       08/92        (b)
    152,329     489,366      641,695       126,922       1993       12/92        (b)


    338,826     302,975      641,801        13,173       1993       11/92        (l)
    456,306          (f)     456,306           (f)       1993       11/92        (d)
    260,493          (f)     260,493           (f)       1992       12/92        (d)
    497,604          (f)     497,604           (f)       1993       12/92        (d)
    125,818     314,690      440,508        75,855       1980       01/93        (g)
    709,275          (f)     709,275           (f)       1982       02/93        (d)
    475,084          (f)     475,084           (f)       1993       05/93        (d)



    711,558   1,159,978    1,871,536       312,294       1992       12/92        (b)


    290,136     334,350      624,486        89,435       1992       12/92        (b)
    208,847          (f)     208,847           (f)       1992       12/92        (d)
    134,810          (f)     134,810           (f)       1991       01/93        (d)
    277,236          (f)     277,236           (f)       1993       03/93        (d)
    325,674          (f)     325,674           (f)       1991       05/93        (d)
    239,494          (f)     239,494           (f)       1992       06/93        (d)
    298,938          (f)     298,938           (f)       1992       07/93        (d)
    160,478     415,540      576,018       102,841       1992       07/93        (b)


    564,164     510,639    1,074,803       135,517       1993       01/93        (b)
    360,617     659,805    1,020,422       175,105       1993       01/93        (b)
    329,226     716,600    1,045,826       190,177       1992       01/93        (b)
    471,367     590,988    1,062,355       156,841       1992       01/93        (b)
    524,251     595,226    1,119,477       157,966       1992       01/93        (b)
    294,773     527,466      822,239       140,513       1992       01/93        (b)
    534,076     800,780    1,334,856       212,518       1993       01/93        (b)
    569,077     427,381      996,458       112,758       1993       02/93        (b)
    368,758     663,022    1,031,780       174,929       1993       02/93        (b)



    175,905          (f)     175,905           (f)       1990       03/93        (d)


    410,085     598,982    1,009,067        14,143       2000       04/00        (b)



    166,283     384,574      550,857        20,561       1993       03/93        (k)
    314,270          (f)     314,270           (f)       1993       06/93        (d)
    277,378     245,385      522,763        61,223       1992       07/93        (b)
    213,536     453,223      666,759        23,684       1993       08/93        (m)


    121,831     675,527      797,358       113,047       1988       04/93        (h)


    378,547          (f)     378,547           (f)       1991       12/92        (d)
    240,870     364,643      605,513        38,304       1993       04/93        (i)
------------  ----------  -----------    ----------

$12,216,811   $11,547,810 $23,764,621    $2,525,455
============  ==========  ===========    ==========







   $322,726    $791,658   $1,114,384      $216,673       1992       12/92        (b)
============  ==========  ===========    ==========







   $270,189    $243,326     $513,515      $25,614        1988       10/92        (j)
============  ==========  ===========   ==========








   $521,571          (f)    $521,571         (f)         1995       05/96        (d)
============              ===========







   $407,096    $498,684     $905,780      $33,938       1998        08/98        (b)
============  ==========  ===========   ==========







   $453,016    $866,192   $1,319,208      $33,414       1998        11/99        (b)
============  ==========  ===========   ==========







   $947,120   $1,279,013  $2,226,133      $17,765       2000        08/00        (b)
============  ==========  ===========   ==========






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


          -          (f)          (f)        (d)        1990        03/93        (d)


         (f)         (f)          (f)        (e)        1989        02/93        (e)
          -          (f)          (f)        (d)        1993        06/93        (d)
         (f)         (f)          (f)        (e)        1993        07/93        (e)



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









         (f)         (f)          (f)        (e)        1993        12/92        (e)








          -          (f)          (f)        (d)        1995        05/96        (d)


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2000


(a) Transactions in real estate and accumulated depreciation during 2000, 1999, and 1998, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1997                                 $ 22,281,166        $  1,460,887
                 Reclassified as operating lease (i)                           1,019,673                  --
                 Dispositions                                                   (595,872 )            (7,949 )
                 Depreciation expense                                                 --             342,161
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                   22,704,967           1,795,099
                 Dispositions                                                  (664,199)             (10,079 )
                 Additional costs capitalized                                     30,000                  --
                 Reclassified to operating lease (k)                             837,797                  --
                 Depreciation expense                                                 --             342,717
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   22,908,565           2,127,737
                 Acquisition                                                   1,009,067                  --
                 Reclassified to operating lease (l)                             302,975                  --
                 Dispositions                                                   (455,986 )                --
                 Depreciation expense                                                 --             397,718
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $ 23,764,621        $  2,525,455
                                                                         ================   =================

            Property  of Joint  Venture  in Which the  Partnership
               has a 18.61% Interest and has Invested in Under an Operating Lease:

                 Balance, December 1997                                     $  1,114,384         $   137,508
                 Depreciation expense                                                 --              26,387
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                    1,114,384             163,895
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,114,384             190,284
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,114,384         $   216,673
                                                                         ================   =================


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property  of Joint  Venture  in Which  the  Partnership
               has  27.72% Interest and has Invested in Under
               Operating Leases:

            Balance, December 31, 1997                                       $     --            $     --
            Acquisition                                                          875,702                  --
            Depreciation expense                                                      --                  --
                                                                         ----------------   -----------------

            Balance, December 31, 1998                                       $   875,702            $     --
            Acquisition                                                           30,078                  --
            Depreciation expense                                                      --              17,315
                                                                         ----------------   -----------------

            Balance, December 31, 1999                                           905,780              17,315
            Depreciation expense                                                      --              16,623
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                       $   905,780         $    33,938
                                                                         ================   =================

            Property  of Joint  Venture  in Which the  Partnership
               has a 31.13% Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1997                                       $   270,189            $     --
            Depreciation Expense (d)                                                  --                  --
                                                                         ----------------   -----------------

            Balance, December 31, 1998                                           270,189                  --
            Reclassification to operating lease                                  243,326                  --
            Depreciation expense (j)                                                  --              12,807
                                                                         ----------------   -----------------

            Balance, December 31, 1999                                           513,515              12,807
            Depreciation expense (j)                                                  --              12,807
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                       $   513,515         $    25,614
                                                                         ================   =================


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------


            Property  of Joint  Venture  in Which the  Partnership
              has a 87.54% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1997                                  $   521,571            $     --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1998                                      521,571                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                      521,571                  --
                 Depreciation expense (d)                                             --                  --
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                  $   521,571            $     --
                                                                         ================   =================

            Property  of  Joint  Venture  in  Which  the  Partnership
                 has a 55% Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisition                                                   1,319,208                  --
                 Depreciation expense                                                 --               4,541
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,319,208               4,541
                 Depreciation expense                                                 --              28,873
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  1,319,208         $    33,414
                                                                         ================   =================

            Property  in  Which  the  Partnership  has a 57%  Interest
                 and  has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   2,226,133                  --
                 Depreciation expense                                                 --              17,765
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                 $  2,226,133         $    17,765
                                                                         ================   =================



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2000, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $34,243,130 and $8,846,564, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(j) For financial reporting purposes, the undepreciated cost of the Property in Kingsville, Florida, was reduced to its estimated net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording an allowance for loss assets in the amount of $316,113 during 1998. The impairment at December 31, 1998, represented the difference between the Property's carrying value and the estimated net realizable value of the Property. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over the remaining life of approximately 19 years. The cost of the Property presented on this schedule is the gross amount at which the Property was carried at December 31, 2000, excluding the allowance for loss on assets.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2000


(k) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(l) Effective January 2000, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                December 31, 2000

                                                                                                                       Principal
                                                                                                                         Amount
                                                                                                                        of Loans
                                                                                                                       Subject to
                                                                                                        Carrying       Delinquent
                                     Final             Periodic                         Face           Amount of       Principal or
                    Interest        Maturity           Payment         Prior          Amount of        Mortgages       Description
                      Rate            Date              Terms          Liens          Mortgages           (1)            Interest
                    ----------  -----------------     -----------    -----------    --------------    -------------  ---------------

Long John Silver
Morganton, NC
First Mortgage       10.25%         May 2004             (2)              $  --          $ 55,000         $ 45,375       $    --
                                                                     ===========    ==============    =============     ===========


(1)      The tax carrying value of the note is $45,375.

(2) Monthly payments of $1,175 consisting of principal and interest at an annual rate of 10.25%.

(3)      The changes in the carrying amounts are summarized as follows:

                                                      2000              1999               1998
                                                 ---------------   ----------------   ----------------

        Balance at beginning of period               $   51,301            $    --           $     --
        New mortgage loan                                    --             55,000                 --
        Interest earned                                   4,652              3,353                 --

        Collection of principal and interest            (10,578 )           (7,052 )               --
                                                 ---------------   ----------------   ----------------

        Balance at end of period                     $   45,375         $   51,301           $     --
                                                 ===============   ================   ================

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