Form 10-Q
period 2001-03-31
CNL INCOME FUND XII LTD
filed 2001-05-14
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2001
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from _________________________ to ____________________


                             Commission file number
                                     0-21558
                     --------------------------------------


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       Florida                                   59-3078856
---------------------------------------------- ---------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


450 South Orange Avenue
Orlando, Florida                                                    32801
---------------------------------------------- ---------------------------------
      (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                          (407) 540-2000
                                               ---------------------------------


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





Part I                                                             Page
                                                                   ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                          1

                  Condensed Statements of Income                    2

                  Condensed Statements of Partners' Capital         3

                  Condensed Statements of Cash Flows                4

                  Notes to Condensed Financial Statements           5-7

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations               8-12

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                       12

Part II

   Other Information                                                13-14

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                           CONDENSED BALANCE SHEETS

                                                                               March 31,              December 31,
                                                                                  2001                    2000
                                                                           -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, less
       accumulated depreciation of $2,635,026 and
       $2,525,455, respectively                                                  $ 21,895,331            $ 21,239,166
   Net investment in direct financing leases                                        8,927,300               9,740,755
   Investment in joint ventures                                                     4,645,216               4,673,593
   Mortgage note receivable                                                                --                  45,375
   Cash and cash equivalents                                                        1,487,935               1,161,018
   Certificates of deposit                                                            519,734                 511,277
   Receivables, less allowance for doubtful accounts
       of $22,505 and $30,338, respectively                                            11,170                 192,518
   Due from related parties                                                            19,329                  28,054
   Prepaid expenses                                                                    10,390                  30,903
   Lease costs, less accumulated amortization
       of $12,826 and $11,490, respectively                                            49,597                  50,933
   Accrued rental income, less allowance for doubtful
       accounts of $89,770 and $161,604, respectively                               2,471,630               2,645,628
                                                                           -------------------     -------------------

                                                                                 $ 40,037,632            $ 40,319,220
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   81,720              $   39,360
   Accrued and escrowed real estate taxes payable                                      30,541                   8,853
   Distributions payable                                                              956,252                 956,252
   Due to related parties                                                             119,850                  22,808
   Rents paid in advance and deposits                                                 148,128                  85,863
                                                                           -------------------     -------------------
       Total liabilities                                                            1,336,491               1,113,136

   Partners' capital                                                               38,701,141              39,206,084
                                                                           -------------------     -------------------

                                                                                 $ 40,037,632            $ 40,319,220
                                                                           ===================     ===================

See accompanying notes to condensed financial statements.






                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2001               2000
                                                                                ---------------    ---------------
Revenues:
    Rental income from operating leases                                             $  746,478          $ 705,739
    Adjustments to accrued rental income                                              (297,747 )               --
    Earned income from direct financing leases                                         265,773            296,499
    Contingent rental income                                                             4,123                767
    Interest and other income                                                           28,733             45,489
                                                                                ---------------    ---------------
                                                                                       747,360          1,048,494
                                                                                ---------------    ---------------

Expenses:
    General operating and administrative                                               144,054             48,581
    Professional services                                                               31,497             14,422
    Management fees to related parties                                                  10,669             10,678
    Real estate taxes                                                                   13,811                 --
    State and other taxes                                                               48,174             20,703
    Depreciation and amortization                                                      110,907             97,281
    Transaction costs                                                                       --             46,395
                                                                                ---------------    ---------------
                                                                                       359,112            238,060
                                                                                ---------------    ---------------

Income Before Equity in Earnings of Joint Ventures
    and Gain on Sale of Assets                                                         388,248            810,434

Equity in Earnings of Joint Ventures                                                    63,061             78,072

Gain on Sale of Assets                                                                      --            147,633
                                                                                ---------------    ---------------
                                                                                                   ---------------

Net Income                                                                          $  451,309         $1,036,139
                                                                                ===============    ===============

Allocation of Net Income:
    General partners                                                                   $    --             $   --
    Limited partners                                                                   451,309          1,036,139
                                                                                ---------------    ---------------

                                                                                    $  451,309         $1,036,139
                                                                                ===============    ===============

Net Income Per Limited Partner Unit                                                  $    0.10           $   0.23
                                                                                ===============    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                                        4,500,000          4,500,000
                                                                                ===============    ===============

See accompanying notes to condensed financial statements.





                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2001                  2000
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                             $   259,109            $  259,109
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      259,109               259,109
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              38,946,975            38,951,767
    Net income                                                                        451,309             3,820,216
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                           (956,252 )          (3,825,008 )
                                                                           -------------------    ------------------
                                                                                   38,442,032            38,946,975
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 38,701,141          $ 39,206,084
                                                                           ===================    ==================

See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                               2001                 2000
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                  $1,239,409          $1,073,223
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Proceeds from sale of assets                                                    --             791,450
       Increase in restricted cash                                                     --            (791,450 )
       Collections on mortgage note receivable                                     43,760               2,247
                                                                          ----------------     ---------------
              Net cash provided by investing
                  activities                                                       43,760               2,247
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (956,252 )          (956,252 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                              (956,252 )          (956,252 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                   326,917             119,218

Cash and Cash Equivalents at Beginning of Quarter                               1,161,018           1,870,366
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Quarter                                    $1,487,935          $1,989,584
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


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 2000.

2.       Reclassification:
         ----------------

         Certain items in the prior year's financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         Effective January 2001, the Partnership terminated the lease relating to its property in Albany, Georgia. As a result, the Partnership reclassified the building portion of this asset from net investment in direct financing lease to building on operating lease. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on reclassification of direct financing lease was recorded for financial reporting purposes. In connection therewith, the Partnership entered into a new lease with a new tenant with lease terms substantially the same as the Partnership's other leases.

4.       Investment in Joint Ventures:
         ----------------------------

         In March 2001, Middleburg Joint Venture, in which the Partnership owns a 87.54% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. This resulted in a loss to the joint venture of approximately $61,900 for financial reporting purposes.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures at:

                                                                           March 31,              December 31,
                                                                             2001                     2000
                                                                     ---------------------     -------------------

           Land and buildings on operating leases,
                less accumulated depreciation and
                allowance for loss on assets                                $   5,600,341            $  6,153,743
           Net investment in direct financing lease, less
                allowance for loss on assets                                      645,171               1,926,938
           Cash                                                                 1,966,636                  85,033
           Receivables, less allowance for doubtful
                accounts                                                           25,400                     193
           Prepaid expenses                                                         2,138                      --
           Accrued rental income                                                  151,268                 294,356
           Other assets                                                                --                     741
           Liabilities                                                             38,868                  54,005
           Partners' capital                                                    8,352,086               8,406,999
           Revenues                                                               238,049                 779,865
           Loss on sale of assets                                                 (61,864 )                    --
           Net income                                                             142,203                 658,303



         The Partnership recognized income totaling $63,061 and $78,072 for the quarters ended March 31, 2001 and 2000, respectively, from these joint ventures.

4.       Mortgage Note Receivable:
         ------------------------

         During 1999, the Partnership had accepted a promissory note in connection with the 1999 sale of one of its properties. During the quarter ended March 31, 2001, the Partnership collected the outstanding principal and interest balance of $45,375 relating to the promissory note accepted in connection with the sale of the property in Morganton, North Carolina.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2001 and 2000


5.       Subsequent Event:
         ----------------

         In April 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,704,481 representing its 87.54% share of the liquidation proceeds of the joint venture. No gain or loss on the dissolution of the joint venture was recorded.

         In April 2001, the Partnership invested approximately $1,674,000 of the liquidation proceeds related to the dissolution of Middleburg Joint Venture for an approximate 80 percent interest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The joint venture acquired the property from CNL BB Corp., an affiliate of the general partners who had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the property, including closing costs. In connection therewith, the joint venture entered into a long term, triple-net lease with terms substantially the same as the Partnership's other leases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2001, the Partnership owned 47 Properties, which included interests in five Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $1,239,409 and $1,073,223 for the quarters ended March 31, 2001 and 2000, respectively. The increase in cash from operations for the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the quarter ended March 31, 2001.

         During 1999, the Partnership had accepted a promissory note in connection with the 1999 sale of one of its Properties. During the quarter ended March 31, 2001, the Partnership collected the outstanding principal balance of $43,760 relating to the promissory note accepted in connection with the sale of the Property in Morganton, North Carolina.

         In March 2001, Middleburg Joint Venture, in which the Partnership owns a 87.54% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000, resulting in a loss to the joint venture of approximately $61,900 for financial reporting purposes. In April 2001, Middleburg Joint Venture was dissolved in accordance with the joint venture agreement. As a result, the Partnership received approximately $1,704,481 representing its 87.54% share of the liquidation proceeds of the joint venture. No gain or loss on the dissolution of the joint venture was recorded. In April 2001, the Partnership used these proceeds to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The Partnership contributed approximately $1,674,000 to acquire the restaurant Property for an approximate 80 percent interest in the profits and losses of the joint venture.

         Currently, cash reserves, rental income from the Partnership's Properties and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 30-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2001, the Partnership had $2,007,669 (including certificates of deposit in the amount of $519,734) invested in such short-term investments, as compared to $1,672,295 (including certificates of deposit in the amount of $511,277) at December 31, 2000. The increase in cash and cash equivalents for the quarter ended March 31, 2001, as compared to December 31, 2000 was attributable to the Partnership receiving the payoff of the promissory note, as described above, collection of accounts receivable at December 31, 2000, and an increase in rents paid in advance at March 31, 2001, as compared to December 31, 2000. The funds remaining at March 31, 2000, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 2001 and 2000. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2001 and 2000. No amounts distributed to the limited partners for the quarters ended March 31, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $1,336,491 at March 31, 2001, from $1,113,136 at December 31, 2000, primarily as a result of an increase in rents paid in advance and amounts due to related parties at March 31, 2001. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarter ended March 31, 2000, the Partnership owned and leased 42 wholly owned Properties (which included two Properties sold during 2000) and during the quarter ended March 31, 2001, the Partnership owned and leased 41 wholly owned Properties to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $714,504 and $1,002,238, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially due to the fact that during the quarter ended March 31, 2001, the tenant of the Property in Albany, Georgia terminated its lease. As a result of the lease termination, the Partnership reversed approximately $155,300 in accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership simultaneously re-leased the Property to a new tenant with lease terms substantially the same as the Partnership's other leases. In addition, the decrease in rental and earned income during the quarter ended March 31, 2001, was partially attributable to the fact that in April 2001, the tenant of the Property in Winter Haven, Florida vacated the Property and ceased making rental payments on this Property. As a result, during the quarter ended March 31, 2001, the Partnership reversed approximately $142,500 in accrued rental income relating to this Property. The Partnership will not recognize any rental and earned income from this Property until the Property is re-leased or the Property is sold and the proceeds are reinvested in an additional Property. The general partners are currently seeking a replacement tenant or purchaser for this Property. Until such time as the Property is re-leased, the general partner's rental and earned income will remain at reduced levels. The general partners will continue to pursue collection of past due rental amounts relating to these Properties and will recognize such amounts as income if collected. No such amounts were written off during the quarter ended March 31, 2000.

         In 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to three of the eight Properties it leased and ceased making rental payments to the Partnership. Subsequently, two of the three Properties with rejected leases were sold and one was re-leased to a new tenant. In 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases and the Partnership has continued to receive rental payments relating to these five leases. The decrease in rental and earned income during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was partially attributable to the fact that during 2000, the Partnership received approximately $55,600 in bankruptcy proceeds relating to the Properties whose lease were rejected in 1998, as described above. No such proceeds were received during the quarter ended March 31, 2001.

         In addition, rental income decreased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, as a result of the 2000 sales of the Properties in Bradenton, Florida and Cleveland, Tennessee. The decrease was partially offset by an increase in rental and earned income during the quarter ended March 31, 2001 as a result of the Partnership reinvesting a portion of these net sales proceeds in a Property in Pooler, Georgia in April 2000.

         The decrease in rental and earned income during the quarter ended March 31, 2001 was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership established an allowance for doubtful accounts for past due rental amounts relating to several Properties in accordance with the Partnership's policy. No such allowance was established during the quarter ended March 31, 2001 relating to these Properties.

         In addition, during the quarters ended March 31, 2001 and 2000, the Partnership owned and leased six Properties (including one Property which was sold in 2001) indirectly through joint venture arrangements and one Property as tenants-in-common with the affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2001 and 2000, the Partnership earned $63,061 and $78,072, respectively, attributable to net income earned by joint ventures. The decrease in net income earned by these joint ventures during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to the fact that in March 2001, Middleburg Joint Venture in which the Partnership owns a 87.54% interest, recognized a loss of approximately $61,900 for financial reporting purposes as the result of the sale of its Property, as described above in "Capital Resources." The decrease in net income earned by these joint ventures during the quarter ended March 31, 2001 was partially offset by the fact that in August 2000, the Partnership invested in a Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners.

         Operating expenses, including depreciation and amortization expense, were $359,112 and $238,060 for the quarters ended March 31, 2001 and 2000, respectively. The increase in operating expenses during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses during the quarter ended March 31, 2001, was partially attributable to an increase in state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business.

         Operating expenses also increased during the quarter ended March 31, 2001, as compared to the quarter ended March 31, 2000, due to an increase in depreciation expense related to the Partnership's Property in Albany, Georgia. The Partnership terminated the lease related to this Property and reclassified the asset from net investment in direct financing lease to land and building on operating lease. The Property was re-leased to a new tenant in January 2001. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value or present carrying amount. No loss on reclassification was recorded during the quarter ended March 31, 2001. In addition, the Partnership incurred certain expenses such as real estate taxes, insurance and maintenance relating to the Property in Winter Haven, Florida as a result of the tenant vacating the Property. The Partnership will continue to incur these expenses until a new tenant or purchaser is located.

         The increase in operating expenses during the quarter ended March 31, 2001 was partially offset by the fact that during the quarter ended March 31, 2000, the Partnership incurred $46,395 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter ended March 31, 2001.

         As a result of the sale of the Property in Cleveland, Tennessee, the Partnership recorded a gain of $147,633 for financial reporting purposes during the quarter ended March 31, 2000. No Properties were sold during the quarter ended March 31, 2001.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.   Inapplicable.
           ------------------

Item 2.    Changes in Securities.       Inapplicable.
           --------------------------

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

                      (b)     Reports on Form 8-K

                                    No reports on Form 8-K were filed during the
quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of May, 2001.


             By:       CNL INCOME FUND XII, LTD.
                       General Partner


                      By:            /s/ James M. Seneff, Jr.
                                     -------------------------------------------
                                     JAMES M. SENEFF, JR.
                                     Chief Executive Officer
                                     (Principal Executive Officer)


                      By:            /s/ Robert A. Bourne
                                     -------------------------------------------
                                     ROBERT A. BOURNE
                                     President and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)