Form 10-Q
period 2001-09-30
CNL INCOME FUND XII LTD
filed 2001-11-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2001
   --------------------------------------------------------------------------

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


                            CNL Income Fund XII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                          59-3078856
-----------------------------------              ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
------------------------------------             ----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                                    CONTENTS





Part I                                                                Page


   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-8

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  9-14

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                          14

Part II

   Other Information                                                   15-16

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                              September 30,           December 31,
                                                                                  2001                    2000
                                                                           --------------------    --------------------
                                ASSETS

    Land and buildings on operating leases, net                                  $  21,340,539           $  21,239,166
    Net investment in direct financing leases                                        8,152,257               9,740,755
    Investment in joint ventures                                                     4,595,520               4,673,593
    Mortgage note receivable                                                                --                  45,375
    Cash and cash equivalents                                                        1,192,072               1,161,018
    Certificates of deposit                                                            536,649                 511,277
    Restricted cash                                                                  1,383,034                      --
    Receivables, less allowance for doubtful accounts
        of $124,402 and $30,338, respectively                                           15,407                 192,518
    Due from related parties                                                            31,855                  28,054
    Prepaid expenses                                                                    23,123                  30,903
    Lease costs, less accumulated amortization
        of $15,500 and $11,490, respectively                                            46,924                  50,933
    Accrued rental income, less allowance for doubtful
        accounts of $85,505 and $161,604, respectively                               2,507,248               2,645,628
                                                                           --------------------    --------------------

                                                                                 $  39,824,628           $  40,319,220
                                                                           ====================    ====================

                   LIABILITIES AND PARTNERS' CAPITAL

    Accounts payable                                                               $    26,893              $   39,360
    Accrued and escrowed real estate taxes payable                                      26,372                   8,853
    Distributions payable                                                              956,252                 956,252
    Due to related parties                                                              64,623                  22,808
    Rents paid in advance and deposits                                                  48,171                  85,863
                                                                           --------------------    --------------------
        Total liabilities                                                            1,122,311               1,113,136

    Commitment (Note 8)

    Partners' capital                                                               38,702,317              39,206,084
                                                                           --------------------    --------------------

                                                                                  $ 39,824,628            $ 40,319,220
                                                                           ====================    ====================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                                    Quarter Ended                   Nine Months Ended
                                                                    September 30,                     September 30,
                                                                2001              2000             2001             2000
                                                            --------------     ------------   ---------------   -------------
Revenues:
    Rental income from operating leases                        $  665,114        $ 642,373       $ 2,098,733     $ 2,026,840
    Adjustments to accrued rental income                               --               --          (297,747 )            --
    Earned income from direct financing leases                    235,898          259,613           730,716         880,353
    Contingent rental income                                        7,877            2,495            12,485           4,209
    Interest and other income                                      28,214           30,026            74,708          91,907
                                                            --------------     ------------   ---------------   -------------
                                                                  937,103          934,507         2,618,895       3,003,309
                                                            --------------     ------------   ---------------   -------------

Expenses:
    General operating and administrative                           51,769           53,484           282,938         162,684
    Professional services                                          21,831           17,471            64,074          37,441
    Management fees to related party                                9,542           11,589            30,520          33,165
    Real estate taxes                                               2,264               --            20,093              --
    State and other taxes                                              --               --            59,150          20,834
    Depreciation and amortization                                 116,306          102,205           338,118         300,861
    Transaction costs                                                  --               --                --          77,277
                                                            --------------     ------------   ---------------   -------------
                                                                  201,712          184,749           794,893         632,262
                                                            --------------     ------------   ---------------   -------------

Income Before Equity in Earnings of Joint Ventures,
    Gain on Sale of Assets and Provision for Loss of
    Assets                                                        735,391          749,758         1,824,002       2,371,047

Equity in Earnings of Joint Ventures                              101,078           87,691           260,226         247,950

Gain on Sale of Assets                                            345,279          106,772           345,279         254,405

Provision for Loss on Assets                                           --               --           (64,518 )            --
                                                            --------------     ------------   ---------------   -------------

Net Income                                                    $ 1,181,748        $ 944,221       $ 2,364,989     $ 2,873,402
                                                            ==============     ============   ===============   =============

Allocation of Net Income:
    General partners                                              $    --           $   --           $    --         $    --
    Limited partners                                            1,181,748          944,221         2,364,989       2,873,402
                                                            --------------     ------------   ---------------   -------------

                                                              $ 1,181,748        $ 944,221       $ 2,364,989     $ 2,873,402
                                                            ==============     ============   ===============   =============

Net Income Per Limited Partner Unit                             $    0.26         $   0.21         $    0.53       $    0.64
                                                            ==============     ============   ===============   =============

Weighted Average Number of Limited
    Partner Units Outstanding                                   4,500,000        4,500,000         4,500,000       4,500,000
                                                            ==============     ============   ===============   =============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                            Nine Months Ended            Year Ended
                                                              September 30,             December 31,
                                                                   2001                     2000
                                                         -------------------------   -------------------
     General partners:
         Beginning balance                                           $    259,109            $  259,109
         Net income                                                            --                    --
                                                         -------------------------   -------------------
                                                                          259,109               259,109
                                                         -------------------------   -------------------

     Limited partners:
         Beginning balance                                             38,946,975            38,951,767
         Net income                                                     2,364,989             3,820,216
         Distributions ($0.64 and $0.85 per
            limited partner unit, respectively)                        (2,868,756 )          (3,825,008 )
                                                         -------------------------   -------------------
                                                                       38,443,208            38,946,975
                                                         -------------------------   -------------------

     Total partners' capital                                       $   38,702,317          $ 39,206,084
                                                         =========================   ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                      2001                2000
                                                                                 ---------------     ----------------
       Increase (Decrease) in Cash and Cash Equivalents

           Net Cash Provided by Operating Activities                                 $2,883,068           $2,837,999
                                                                                 ---------------     ----------------

           Cash Flows from Investing Activities:
              Proceeds from sale of assets                                            1,382,365            2,019,357
              Additions to land and buildings on operating
                 leases                                                                      --           (1,009,067 )
              Investment in joint venture                                            (1,689,609 )         (1,267,513 )
              Liquidating distribution from joint venture                             1,663,260                   --
              Increase in restricted cash                                            (1,383,034 )                 --
              Collections on mortgage note receivable                                    43,760                4,551
                                                                                 ---------------     ----------------
                     Net cash provided by (used in) investing
                         activities                                                      16,742             (252,672 )
                                                                                 ---------------     ----------------

           Cash Flows from Financing Activities:
              Distributions to limited partners                                      (2,868,756 )         (2,868,756 )
                                                                                 ---------------     ----------------
                     Net cash used in financing activities                           (2,868,756 )         (2,868,756 )
                                                                                 ---------------     ----------------

       Net Increase (Decrease) in Cash and Cash
           Equivalents                                                                   31,054             (283,429 )

       Cash and Cash Equivalents at Beginning of Period                               1,161,018            1,870,366
                                                                                 ---------------     ----------------

       Cash and Cash Equivalents at End of Period                                    $1,192,072           $1,586,937
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2001, may not be indicative of the results that may be expected for the year ending December 31, 2001. Amounts as of December 31, 2000, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In September 2001, the Partnership sold its property in Rialto, California to a third party for approximately $1,423,000 and received net sales proceeds of approximately $1,382,400 resulting in a gain of approximately $345,300 for financial reporting purposes.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


4.       Net Investment in Direct Financing Leases:

         At June 30, 2001, the Partnership established a provision for impairment in carrying value in the amount of $64,518 for its property in Winter Haven, Florida as a result of the tenant vacating the property and ceasing restaurant operations. The provision represented the difference between the carrying value of the net investment in the direct financing lease at June 30, 2001 and the anticipated sales price for the property (see Note 8.) In July 2001, the Partnership and the tenant terminated its lease. As a result, the Partnership reclassified the building portion of the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded for financial reporting purposes.

5.       Investment in Joint Ventures:

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture for financial reporting purposes in March 2001. The Partnership dissolved the joint venture in accordance with the Partnership agreement and did not incur a gain or loss on the dissolution.

         In April 2001, the Partnership used the proceeds received from the liquidation of Middleburg Joint Venture as described above, to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd. to purchase and hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see
         Note 7). Each of the CNL Income Funds is an affiliate of the general partners and a Florida limited partnership pursuant to the laws of the state of Florida. The Partnership accounts for its investment using the equity method since the Partnership shares control with affiliates. As of September 30, 2001, the Partnership owned an 80 percent interest in the profits and losses of the joint venture.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


5.       Investment in Joint Ventures - Continued:

         The following presents the combined, condensed financial information for all of the Partnerships investments in joint ventures at:

                                                                         September 30,            December 31,
                                                                             2001                     2000
                                                                     ---------------------     -------------------
           Land and buildings on operating leases, net                      $   7,624,225            $  6,153,743
           Net investment in direct financing lease                               642,020               1,926,938
           Cash                                                                    29,300                  85,033
           Receivables                                                                922                     193
           Prepaid expenses                                                           912                      --
           Accrued rental income, less allowance for
                doubtful accounts                                                 177,253                 294,356
           Other assets                                                                --                     741
           Liabilities                                                             21,687                  54,005
           Partners' capital                                                    8,452,945               8,406,999
           Revenues                                                               654,218                 779,865
           Net income                                                             526,615                 658,303

         The Partnership recognized income totaling $260,226 and $247,950 for the nine months ended September 30, 2001 and 2000, respectively, from these joint ventures, of which $101,078 and $87,691, was earned during the quarters ended September 30, 2001 and 2000, respectively.

6.       Mortgage Note Receivable:

         During 1999, the Partnership had accepted a promissory note in connection with the 1999 sale of one of its properties. During the nine months ended September 30, 2001, the Partnership collected the outstanding principal and interest balance of $45,375 relating to this promissory note.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2001 and 2000


7.       Related Party Transactions:

         During the nine months ended September 30, 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund X, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $2,112,011. CNL Income Fund VIII, Ltd., and CNL Income Fund X, Ltd. are each Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

8.       Commitment:

         In May 2001, the Partnership entered into an agreement with an unrelated third party to sell the property in Winter Haven, Florida. At September 30, 2001, the Partnership had established a provision for loss on assets related to the anticipated sale of this property (see
         Note 4 & 9).

9.       Subsequent Event:

         In October 2001, the Partnership sold its property in Winter Haven, Florida to an unrelated third party for $1,100,000 and received approximately $1,090,300 of net sales proceeds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 47 Properties, which included interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with affiliates of the general partners as tenants-in-common.

Capital Resources

         The Partnership's primary source of capital for the six months ended September 30, 2001 and 2000 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $2,883,068 and $2,837,999 for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash from operations for the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of capital included the following during the nine months ended September 30, 2001.

         During 1999, the Partnership had accepted a promissory note in connection with the 1999 sale of one of its Properties. During the nine months ended September 30, 2001, the Partnership collected the outstanding principal balance of $43,760 relating to this promissory note.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture for financial reporting purposes in March 2001. As a result, the Partnership received approximately $1,663,300 as a return of capital representing its 87.54% share of the liquidation proceeds of the joint venture. In April 2001, Middleburg Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred. In April 2001, the Partnership used these proceeds to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The joint venture acquired this Property from CNL BB Corp., an affiliate of the general partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of September 30, 2001, the Partnership had contributed approximately $1,689,600 to acquire the restaurant Property for an 80 percent interest in the profits and losses of the joint venture.

         In September 2001, the Partnership sold its Property in Rialto, California to a third party for approximately $1,423,000 and received net sales proceeds of approximately $1,382,400 resulting in a gain of approximately $345,300 for financial reporting purposes. The Partnership intends to reinvest the proceeds received from the sale in an additional Property. In May 2001, the Partnership entered into an agreement with an unrelated third party to sell its Property in Winter Haven, Florida. In October 2001, the Partnership sold the Property for $1,100,000 and received approximately $1,090,300 of net sales proceeds. The Partnership intends to reinvest the proceeds received from the sale in an additional Property. The general partners believe that these transactions, or a portion thereof, relating to the sales of the Properties and the reinvestment of the proceeds will qualify as like-kind exchange transactions for federal income tax purposes. The Partnership will distribute amounts sufficient to enable the limited partners to pay federal and state income taxes, if any (at a level reasonably assumed by the general partners), resulting from the sales.

         Currently, cash reserves, rental income from the Partnership's Properties and any amounts collected from the promissory note are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2001, the Partnership had $1,192,072 invested in such short-term investments, as compared to $1,161,018 at December 31, 2000. The funds remaining at September 30, 2001, will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 2001 and 2000, respectively, ($956,252 for each of the quarters ended September 30, 2001 and 2000). This represents distributions for each of the nine months ended September 30, 2001 and 2000 of $0.64 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2001 and 2000. No amounts distributed to the limited partners for the nine months ended September 30, 2001 and 2000 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities of the Partnership increased to $1,122,311 at September 30, 2001, from $1,113,136 at December 31, 2000. The general partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the nine months ended September 30, 2000, the Partnership owned and leased 43 wholly owned Properties (which included two Properties sold during
2000) and during the nine months ended September 30, 2001, the Partnership owned and leased 41 wholly owned Properties (which included one Property sold during
2001) to operators of fast-food and family-style restaurant chains. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $2,531,702 and $2,907,193, respectively, in rental income from operating leases (net of adjustments to accrued rental income) and earned income from direct financing leases from these Properties, of which $901,012 and $901,986 was earned during the quarters ended September 30, 2001 and 2000, respectively. The decrease in rental and earned income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially due to the fact that during the nine months ended September 30, 2001, the tenant of the Property in Albany, Georgia terminated its lease. As a result of the lease termination, the Partnership reversed approximately $155,000 in accrued rental income relating to this Property. No such reversal was recorded during the nine months ended September 30, 2000. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership re-leased the Property to a new tenant with lease terms substantially the same as the Partnership's other leases.

         Rental and earned income decreased approximately $73,500 during the nine months ended September 30, 2001, as a result of the fact that in April 2001, the tenant of the Property in Winter Haven, Florida vacated the Property and ceased making rental payments on this Property. As a result, during the nine months ended September 30, 2001, the Partnership reversed approximately $142,500 in accrued rental income relating to this Property. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The general partners will continue to pursue collection of past due rental amounts relating to this Property. The general partners will not record rental and earned income relating to this Property until a replacement tenant is located or until the Property is sold and the sales proceeds are reinvested in an additional Property. The general partners are currently seeking a new tenant or purchaser for this Property. The general partners expect that rental and earned income will remain at reduced levels until the Property is re-leased or sold.

         In 1998, Long John Silver's, Inc. filed for bankruptcy, rejected the leases relating to three of the eight Properties it leased, and ceased making rental payments to the Partnership. Subsequently, two of the three Properties with rejected leases were sold and one was re-leased to a new tenant. In 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases and the Partnership has continued to receive rental payments relating to these five leases. The decrease in rental and earned income during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to the fact that during 2000, the Partnership received approximately $55,600 in bankruptcy proceeds relating to the Properties whose leases were rejected in 1998, as described above. No such proceeds were received during the nine months ended September 30, 2001.

         In addition, rental and earned income decreased during the quarter and nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000 due to the fact that during the nine months ended September 30, 2001, the Partnership established an allowance for doubtful accounts related to its Property in Columbus, Georgia. The tenant of the Property experienced financial difficulties and ceased making rental payments to the Partnership. The general partners will continue to pursue collection of past due rental amounts relating to this Property. No such amounts were reserved during the nine months ended September 30, 2000 relating to this Property.

         In addition, rental income decreased during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, as a result of the 2000 sales of the Properties in Bradenton, Florida and Cleveland, Tennessee. The decrease was partially offset by an increase in rental and earned income during the nine months ended September 30, 2001 as a result of the Partnership reinvesting a portion of these net sales proceeds in a Property in Pooler, Georgia in April 2000.

         In addition, during the quarters ended September 30, 2001 and 2000, the Partnership owned and leased six Properties (including one Property which was sold in 2001) indirectly through joint venture arrangements and one Property as tenants-in-common with the affiliates of the general partners. In connection therewith, during the nine months ended September 30, 2001 and 2000, the Partnership earned $260,226 and $247,950, respectively, attributable to net income earned by joint ventures, $101,078 and $87,691 of which was earned during the quarters ended September 30, 2001 and 2000, respectively. The increase in net income earned by these joint ventures during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was primarily attributable to the fact that in August 2000, the Partnership invested in a Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the general partners, and in April 2001, the Partnership invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, as described above in "Capital Resources." The increase in net income earned by these joint ventures was partially offset by a decrease due to the fact that in March 2001, Middleburg Joint Venture in which the Partnership owned an 87.54% interest, recognized a loss of approximately $61,900 for financial reporting purposes as the result of the sale of its Property, as described above in "Capital Resources".

         Operating expenses, including depreciation and amortization expense, were $794,893 and $632,262 for the nine months ended September 30, 2001 and 2000, respectively, of which $201,712 and $184,749 were incurred during the quarters ended September 30, 2001 and 2000, respectively. The increase in operating expenses during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, the increase in operating expenses was partially attributable to an increase in state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business.

         Operating expenses also increased during the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, due to an increase in depreciation expense. During 2001, the Partnership terminated the leases relating to its Properties in Albany, Georgia and Winter Haven, Florida, and reclassified the assets from net investment in direct financing leases to land and building on operating leases. The Property in Albany, Georgia was re-leased to a new tenant in January 2001. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower of original cost, present fair value or present carrying amount. No loss on reclassification was recorded during the quarter and nine months ended September 30, 2001. In addition, the Partnership incurred certain expenses such as legal fees, real estate taxes, insurance and maintenance relating to the Property in Winter Haven, Florida as a result of the tenant vacating the Property, as described above. The Partnership will continue to incur these expenses until a new tenant or purchaser is located. The general partners are currently seeking a replacement tenant or purchaser for this Property.

         The increase in operating expenses during the nine months ended September 30, 2001 was partially offset by the fact that during the nine months ended September 30, 2000, the Partnership incurred $77,277 in transaction costs related to the general partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with CNL American Properties Fund, Inc. ("APF"). On March 1, 2000, the general partners and APF mutually agreed to terminate the merger. No such expenses were incurred during the quarter and nine months ended September 30, 2001.

         As a result of the sale of the Property in Rialto, California, as described above in "Capital Resources", the Partnership recorded a gain of $345,279 for financial reporting purposes during the quarter and nine months ended September 30, 2001. As a result of the sale of the Property in Bradenton, Florida, during the quarter and nine months ended September 30, 2000, and the sale of the Property in Cleveland, Tennessee, during the nine months ended September 30, 2000, the Partnership recorded a gain of $106,772 and $254,405, respectively, for financial reporting purposes.

         During the nine months ended September 30, 2001, the Partnership recorded a provision for loss on assets in the amount of $64,518 for financial reporting purposes relating to the Property in Winter Haven, Florida. The tenant vacated this Property and ceased payment of rents under the terms of its lease agreement. The provision represented the difference between the carrying value of the Property at September 30, 2001 and the estimated net realizable value for the Property.


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

                10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                       Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

                (b)    Reports on Form 8-K

                       No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of November, 2001.


                                    By:  CNL INCOME FUND XII, LTD.
                                         General Partner


                                         By:/s/ James M. Seneff, Jr.
                                            ----------------------------------
                                            JAMES M. SENEFF, JR.
                                            Chief Executive Officer
                                            (Principal Executive Officer)


                                         By:/s/ Robert A. Bourne
                                            ----------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)