Form 10-K
period 2001-12-31
CNL INCOME FUND XII LTD
filed 2002-03-29
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         During the year ended December 31, 1996, the Partnership sold its Property in Houston, Texas and reinvested the sales proceeds, along with additional funds, in a joint venture arrangement, Middleburg Joint Venture, with CNL Income Fund VIII, Ltd., a Florida limited partnership and affiliate of the General Partners. During the year ended December 31, 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct and hold one restaurant Property. During 1998, the Partnership sold its Property in Monroe, North
Carolina. During 1999, the Partnership sold its Property in Morganton, North Carolina and reinvested the majority of the net sales proceeds, along with the net sales proceeds from the 1998 sale of the Property in Monroe, North Carolina, in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property. During 2000, the Partnership sold its Property in Cleveland, Tennessee and reinvested the majority of the net sales proceeds in a Krystal Property in Pooler, Georgia. In addition, during 2000, the Partnership sold its Property in Bradenton, Florida and reinvested the majority of the net sales proceeds in a Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. During the year ended December 31, 2001, the Partnership and the joint venture partner liquidated Middleburg Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The Partnership reinvested the majority of these proceeds in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., affiliates of the General Partners, to purchase and hold one Property. In addition, during 2001, the Partnership sold its Properties in Rialto, California and Winter Haven, Florida and reinvested the net sales proceeds in two Properties, one each in Pasadena and Pflugerville, Texas. As a result of the above transactions, as of December 31, 2001, the Partnership owned 48 Properties. The Partnership owned 41 Properties directly and held interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the General Partners as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

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

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 5 to 20 years (the average being 18 years), and expire between 2004 and 2020. The leases are generally on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $225,800. The majority of the leases provide for percentage rent, based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

         Generally, the leases of the Properties provide for two to five five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 34 of the Partnership's 48 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases also generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         In January 2001, the Partnership terminated its lease relating to its Property in Albany, Georgia. In connection therewith, the Partnership entered into a new lease with a new tenant with lease terms substantially the same as the Partnership's other leases.

         In September 2001, Cypress Restaurants of Georgia, Inc. filed for bankruptcy. The tenant ceased making rental payments to the Partnership from June 2001 through September 2001. As of March 15, 2002, the Partnership has continued receiving rental payments since October 2001, relating to this lease. While the tenant has not rejected or affirmed the lease there can be no assurance that the lease will not be rejected in the future.

Major Tenants

         During 2000, two lessees (or groups of affiliated tenants) of the Partnership, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.)
(hereinafter referred to as "Jack in the Box Inc.") and (ii) Flagstar Enterprises, Inc., each contributed more than 10% of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2001, Jack in the Box Inc. was the lessee under leases relating to nine restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than 10% of the Partnership's total rental, earned and mortgage interest income in 2002. In addition, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than 10% of the Partnership's total rental, earned, and mortgage interest income during 2001 (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease these Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

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

         The joint venture arrangements provide for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint ventures in accordance with their respective percentage interests in the joint ventures. The Partnership has a 59.05% interest in Williston Real Estate Joint Venture, an 18.61% interest in Des Moines Real Estate Joint Venture, a 31.13% interest in Kingsville Real Estate Joint Venture, a 27.72% interest in Columbus Joint Venture, and a 55% interest in Bossier City Joint Venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint ventures.

         Net cash flow from operations of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, and Bossier City Joint Venture is distributed 59.05%, 18.61%, 31.13%, 27.72%, and 55%, respectively, to the Partnership and the balance is distributed to each of the joint venture partners in accordance with its respective percentage interest in the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, sold its Property to the tenant, in accordance with the purchase option under the lease agreement. The Partnership and the joint venture partner liquidated Middleburg Joint Venture and the Partnership received its pro rata share of the liquidation proceeds from the joint venture.

         In addition, in April 2001, the Partnership entered into a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., affiliates of the General Partners, to purchase and hold one restaurant Property. The joint venture arrangement provides for the Partnership and its joint venture partners to share in all costs and benefits associated with the joint venture in proportion to each partner's percentage interest in the joint venture. The Partnership and its joint venture partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture. The Partnership has a 80% interest in the profits and losses of this joint venture. Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida.

         Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture and Bossier City Joint Venture each have an initial term of 20 years, and after the expiration of the initial term, continues in existence from year to year unless terminated at the option of any of the joint venturers or by an event of dissolution. CNL VIII, X, XII Kokomo Joint Venture has an initial term of 30 years. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partners to dissolve the joint venture.

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

         In addition to the joint venture arrangements, in August 2000, the Partnership entered into an agreement to purchase and hold a Bennigan's Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., an affiliate of the General Partners and Florida limited partnership. The agreement provides for the Partnership and the affiliate to share in the profits and losses of the Property and net cash flow from the Property, in proportion to each co-tenant's percentage interest. The Partnership owns a 57% interest in this Property.

         Each of the affiliates is a limited partnership organized pursuant to the laws of the state of Florida. The tenancy in common agreement restricts each co-tenant's ability to sell, transfer, or assign its interest in the tenancy in common's Property without first offering it for sale to the remaining co-tenant.

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

Certain Management Services

         CNL APF Partners, LP, an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, CNL APF Partners, LP (the "Advisor") is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         During 2000, CNL Fund Advisors, Inc. assigned its rights in, and its obligations under, the management agreement with the Partnership to CNL APF Partners, LP. All of the terms and conditions of the management agreement, including the payment of fees, as described above, remain unchanged.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of APF, the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2. Properties

         As of December 31, 2001, the Partnership owned 48 Properties. Of the 48 Properties, 41 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and one is owned with an affiliate through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 9,200 to 120,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2001.

               State                                Number of Properties

               Alabama                                            1
               Arizona                                            5
               California                                         1
               Colorado                                           1
               Florida                                            2
               Georgia                                            6
               Indiana                                            1
               Louisiana                                          2
               Mississippi                                        2
               Missouri                                           2
               New Mexico                                         1
               North Carolina                                     4
               Ohio                                               2
               South Carolina                                     2
               Tennessee                                          4
               Texas                                             11
               Washington                                         1
                                                              ------
               TOTAL PROPERTIES                                  48
                                                              ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2001, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $33,976,528 and $9,078,715, respectively.

         The following table lists the Properties owned by the Partnership as of December 31, 2001 by Restaurant Chain.

               Restaurant Chain                        Number of Properties

                Arby's                                            1
                Bennigan's                                        1
                Burger King                                       2
                Denny's                                           8
                Golden Corral                                     2
                Hardee's                                         11
                IHOP                                              1
                Jack in the Box                                   9
                KFC                                               1
                Krystal                                           1
                Long John Silver's                                6
                Taco Cabana                                       2
                Other                                             3
                                                               -----
                TOTAL PROPERTIES:                                48
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

         As of December 31, 2001, 2000, 1999, 1998 and 1997 the Properties were 100%, 100%, 100%, 96%, and 100%, occupied, respectively. The following is a schedule of the average rent per property for the years ended December 31:

                               2001              2000             1999              1998              1997
                          --------------    -------------    --------------    -------------     -------------
Rental Income (1)            $ 4,210,846      $4,102,805        $4,299,590       $4,247,369        $4,443,606
Properties                            48              48                48               48                48
Average Per Property          $   87,726        $ 85,475          $ 89,575         $ 88,487          $ 92,575

(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and the Property owned through a tenancy in common arrangement. Rental revenues have been adjusted, as applicable, for any amounts for which the Partnership has established an allowance for doubtful accounts.

         The following is a schedule of lease expirations for leases in place as of December 31, 2001 for the next ten years and thereafter.

                                                                           Percentage of
                               Number            Annual Rental             Gross Annual
  Expiration Year            of Leases              Revenues               Rental Income
--------------------      -----------------    -------------------       ------------------

       2002                     --                      $     --                         --
       2003                     --                            --                         --
       2004                      1                        14,942                       .34%
       2005                     --                            --                         --
       2006                     --                            --                         --
       2007                      2                       257,655                      5.90%
       2008                     --                            --                         --
       2009                      1                        55,233                      1.26%
       2010                      2                       108,274                      2.49%
       2011                      7                       798,446                     18.30%
       Thereafter                35                    3,128,732                     71.71%
                              ---------          ----------------          -----------------
       Total                     48                 $  4,363,282                    100.00%
                              =========          ================          =================


         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2000 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $79,700 (ranging from approximately $61,300 to $95,000).

         Jack in the Box Inc. leases nine Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $111,400 (ranging from approximately $86,400 to $140,900).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         (a) As of March 15, 2002, there were 3,480 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2001, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2001, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2001 and 2000 other than pursuant to the Plan, net of commissions.

                                             2001 (1)                                2000 (1)
                                 ----------------------------------     ------------------------------------
                                   High         Low        Average        High          Low        Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter              $6.12      $ 5.60         $ 5.78         (2)          (2)            (2)
         Second Quarter              9.50        6.20           7.25       $9.00       $ 8.00         $ 8.50
         Third Quarter              10.00        6.23           7.18        8.45         6.73           7.88
         Fourth Quarter              8.00        6.50           6.94        7.01         6.98           6.99

(1)      A total of 35,663 and 14,010 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2001  and  2000,
         respectively.

(2) No transfer of Units took place during the quarter other than pursuant to the Plan.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For each of the years ended December 31, 2001, 2000 and 1999, the Partnership declared cash distributions of $3,825,008, to the Limited Partners. Distributions of $956,252 were declared to the Limited Partners at the close of each of the Partnership's calendar quarters during 2001 and 2000. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis. No amounts distributed to partners for the years ended December 31, 2001 and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

         (b) Not applicable.


Item 6.  Selected Financial Data


                                        2001              2000               1999               1998              1997
                                   ---------------    --------------     --------------    ---------------    --------------
Year ended December 31:
    Revenues (1)                       $4,238,921        $4,452,993         $4,423,599         $4,276,059        $4,522,216
    Net income (2)                      3,268,250         3,820,216          3,645,043          2,933,537         3,952,214
    Cash distributions
      declared (3)                      3,825,008         3,825,008          3,825,008          3,960,008         3,825,008
    Net income per Unit (2)                  0.73              0.85               0.80               0.65              0.87
    Cash distributions
      declared per Unit (3)                  0.85              0.85               0.85               0.88              0.85

At December 31:
    Total assets                      $39,836,611       $40,319,220        $40,440,927        $40,634,898       $41,430,990
    Partners' capital                  38,649,326        39,206,084         39,210,876         39,390,841        40,417,312

(1)      Revenues include equity in earnings of joint ventures.

(2) Net income for the years ended December 31, 2001, 2000 and 1999, includes $349,516, $254,405 and $74,714 from gains on sales of assets. Net income for the year ended December 31, 1998, includes $104,374 from a loss on sale of assets. Net income for the years ended 2001, 2000 and 1998, includes $362,265, $155,281 and $206,535, respectively, for a provision for write-down of assets.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of December 31, 2001, the Partnership owned 41 Properties directly and held interests in seven Properties either through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the years ended December 31, 2001, 2000, and 1999, was cash from operations (which includes cash received from tenants, distributions from joint ventures and interest received, less cash paid for expenses). Cash from operations was $3,934,568, $3,867,350, and $3,920,030, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in cash from operations during 2001 as compared to 2000 was primarily a result of changes in the Partnership's working capital. The decrease in cash from operations during 2000 as compared to 1999 was primarily a result of changes in income and expenses as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the years ended December 31, 2001, 2000 and 1999.

         In August 1998, the Partnership entered into a joint venture arrangement, Columbus Joint Venture, with affiliates of the General Partners, to construct, own and lease one restaurant Property. As of December 31, 2001 the Partnership had contributed approximately $251,100 to the joint venture. The Partnership owns a 27.72% interest in the profits and losses of this joint venture.

         In May 1999, the Partnership sold its Property in Morganton, North Carolina, to an unrelated third party for $550,000, received $467,300 in cash and accepted the remaining sales proceeds in the form of a promissory note in the principal sum of $55,000. The Partnership had recorded an allowance for loss on assets relating to this Property of $206,535 at December 31, 1998 due to the tenant filing for bankruptcy. The allowance represented the difference between the carrying value of the Property at December 31, 1998 and the General
Partners' estimated net realizable value for this Property. During 1999, the Partnership recorded a gain relating to the sale of this Property of $74,714 resulting in an overall net loss relating to the sale of this Property of approximately $131,800. The promissory note was collateralized by a mortgage on the Property and bore interest at a rate of 10.25% per annum. The Partnership received the outstanding principal and interest balance of $45,375 during 2001. The net proceeds of $467,300 received in cash were used to invest in Bossier City Joint Venture, as described below. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In July 1999, the Partnership entered into a new lease for the Property in Statesville, North Carolina. In connection therewith, the Partnership incurred $30,000 in renovation costs which were completed in August 1999.

         In November 1999, the Partnership reinvested the majority of the proceeds from the 1998 sale of the Property in Monroe, North Carolina, plus proceeds from the 1999 sale of the Property in Morganton, North Carolina in a joint venture arrangement, Bossier City Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund XIV, Ltd., both Florida limited partnerships and affiliates of the General Partners, to purchase and hold one restaurant Property.

         In March 2000, the Partnership sold its Property in Cleveland, Tennessee to an unrelated third party for $806,460 and received net sales proceeds of approximately $791,500, resulting in a gain of approximately $147,600. In April 2000, the Partnership used these net sales proceeds along with net sales proceeds received from the 1999 sale of its Property in Morganton, North Carolina to reinvest in a Property in Pooler, Georgia. The transaction relating to the sale of the Property in Cleveland, Tennessee and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. However, the Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In July 2000, the Partnership sold its Property in Bradenton, Florida to an unrelated third party and received net sales proceeds of approximately $1,227,900, resulting in a gain of approximately $106,800. In August 2000, the Partnership reinvested the net sales proceeds from the sale in an additional Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership owns a 57% interest in the profits and losses of this Property. The transaction relating to the sale of the Property in Bradenton, Florida and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sale.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture in March 2001. As a result, the Partnership received approximately $1,663,300 as a return of capital representing its 87.54% share of the liquidation proceeds of the joint venture. In April 2001, Middleburg Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred. In April 2001, the Partnership used these proceeds to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. The Partnership accounts for its investment using the equity method since the joint venture agreement requires the consent of all partners on key decisions affecting the operations of the underlying Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire the Property, including closing costs. As of December 31, 2001, the Partnership had contributed approximately $1,689,600 to acquire the restaurant Property for an 80% interest in the profits and losses of the joint venture.

         In September 2001, the Partnership sold its Property in Rialto, California to an unrelated third party for approximately $1,423,000 and received net sales proceeds of approximately $1,382,400 resulting in a gain of approximately $4,200. In October 2001, the Partnership sold its Property in
Winter Haven, Florida for $1,100,000 and received net sales proceeds of approximately $1,090,300 resulting in a gain of approximately $345,300. In December 2001, the Partnership invested the majority of the net sales proceeds from the sales of these Properties in two Properties, one each in Pasadena and Pflugerville, Texas. The Partnership acquired these Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire the Properties, including closing costs. These transactions, relating to the sales of the Properties and the reinvestment of the proceeds qualified as like-kind exchange transactions for federal income tax purposes. The Partnership distributed amounts sufficient to enable the Limited Partners to pay federal and state income taxes, if any (at a level reasonably assumed by the General Partners), resulting from the sales.

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

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 2001, the Partnership had $1,826,962 invested in such short-term investments as compared to $1,672,295 at December 31, 2000. The increase in cash and cash equivalents at December 31, 2001 was primarily due to the fact that the Partnership received its pro rata share of the liquidation proceeds from the dissolution of Middleburg Joint Venture, as described above. As of December 31, 2001, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately 4% annually. The funds remaining at December 31, 2001, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to the Limited Partners of $3,825,008, for the years ended December 31, 2001, 2000 and 1999. This represents a distribution of $0.85 per Unit for the years ended December 31, 2001, 2000 and 1999. No distributions were made to the General Partners during the years ended December 31, 2001, 2000 and 1999, respectively. No amounts distributed to the Limited Partners for the years ended December 31, 2001, 2000, and 1999, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the
Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         As of December 31, 2001 and 2000, the Partnership owed $25,885 and $22,808, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2002, the Partnership had reimbursed the affiliates all such amounts. Other liabilities including distributions payable increased to $1,161,400 at December 31, 2001, from $1,090,328 at December 31, 2000, primarily as the result of an increase in rents paid in advance and deposits. The increase was partially offset by a decrease in accounts payable. The General Partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

         The Partnership's leases are accounted for under the provisions of Statement of Accounting Standard No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease at the inception of the lease.

         The Partnership accounts for its unconsolidated joint ventures using the equity method of accounting. Under generally accepted accounting principles, the equity method of accounting is appropriate for entities that are partially owned by the Partnership, but for which operations of the investee are shared with other partners. The Partnership's joint venture agreements require the consent of all partners on all key decisions affecting the operations of the underlying Property.

         Management reviews its Properties and investments in unconsolidated entities periodically (no less than once per year) for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through operations. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the Property, with the carrying cost of the individual Property. If an impairment is indicated, the assets are adjusted to their fair value.

Results of Operations

         During 1999, 2000 and 2001, the Partnership owned and leased 43 wholly owned Properties (including one Property which was sold in 1999, two Properties which were sold in 2000 and two Properties which were sold in 2001). In addition, during 1999 and 2000, the Partnership was a co-venturer in six separate joint ventures that each owned and leased one Property. In addition, during 2000, the Partnership owned and leased one Property with an affiliate as tenants-in-common. During 2001, the Partnership was a co-venturer in seven separate joint ventures (including one Property which was sold during 2001) that each owned and leased one Property. As of December 31, 2001, the Partnership owned, either directly or through joint venture arrangements, or tenancy in common arrangements, 48 Properties which are, in general, subject to long-term, triple-net leases. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $225,800. The majority of the leases provide for percentage rent based on sales in excess of a specified amount. In addition, some of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. For a further description of the Partnership's leases and Properties, see Item
1. Business - Leases and Item 2. Properties, respectively.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership earned $3,768,784, $3,958,088, and $3,964,818, respectively, in rental income from operating leases and earned income from direct financing leases from its wholly owned Properties.

         The decrease during 2001 and 2000 each as compared to the previous year was partially due to the sale of two Properties during 2001 and the sale of two Properties during 2000, as described in "Capital Resources." This decrease during 2001 and 2000 each as compared to the previous year was partially offset by an increase in rental and earned income as a result of the Partnership reinvesting net sales proceeds in Properties in Pasadena and Pflugerville, Texas during 2001 and in a Property in Pooler, Georgia during 2000, as described in "Capital Resources."

         The decrease in rental and earned income during 2001 was also partially attributable to the fact that the Partnership stopped recording rental income relating to its Property in Columbus, Georgia. In September 2001, the tenant of this Property filed for bankruptcy. While the tenant has neither rejected nor affirmed the lease, there can be no assurance that the lease will not be rejected in the future. The lost revenues resulting from the possible rejection of the lease could have an adverse effect on the results of operations of the Partnership if the Partnership is unable to sell or re-lease the Property in a timely manner.

         In addition, rental and earned income was higher during 2000 than 2001 and 1999 due to the fact that the Partnership collected and recognized as income approximately $122,800 in past due rental amounts relating to the Properties whose leases were rejected in connection with Long John Silvers, Inc. filing for bankruptcy during 1998. The General Partners do not anticipate receiving any additional amounts but will apply such amounts, if received to income.

         The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year was partially offset by the fact that in August 1999, rental payments commenced, for a formerly vacant Long John Silver's Property that was re-leased to a new tenant in 1999. In August 1999, Long John Silver's, Inc. assumed and affirmed its five remaining leases, and the Partnership has continued receiving rental payments relating to these five leases. In addition, the Partnership granted Long John Silver's, Inc. rent concessions on three of the affirmed leases, causing a decrease in rental and earned income of approximately $26,000 during 2000.

         The decrease in rental and earned income during 2001 and 2000, each as compared to the previous year, was also partially a result of the Partnership amending the lease relating to the Property in St. Ann, Missouri to provide for rent reductions from January 2000 through the end of the lease term. The General Partners do not believe that the rent reductions will have a material adverse effect on the result of operations of the Partnership.

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
Partnership also earned $19,927, $5,156, and $16,994, respectively, in contingent rental income. The increase in contingent rental income during 2001, as compared to 2000, and the decrease during 2000, as compared to 1999, is primarily the result of fluctuations in the gross sales of certain restaurant Properties requiring the payments of contingent rental income.

         In addition, for the years ended December 31, 2001, 2000, and 1999, the Partnership earned $364,478, $373,694, and $344,964, respectively, attributable to net income earned by joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures, during 2001 as compared to 2000, was primarily due to the fact that in March 2001, Middleburg Joint Venture in which the Partnership owned an 87.54% interest, recognized a loss of approximately $61,900 as the result of the sale of its Property. The Partnership dissolved the joint venture in accordance with the joint venture agreement and did not incur a gain or loss on the dissolution. The decrease in net income earned from joint ventures during 2001 was partially offset by the fact that in April 2001, the Partnership used a portion of the net sales proceeds received from the sale of its Property in Middleburg, Ohio to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd. to purchase and hold one restaurant Property. Each of the CNL Income Funds is a Florida limited partnership pursuant to the laws of the state of Florida, and an affiliate of the general partners. Net income earned by joint ventures increased during 2000, as compared to 1999, partially attributable to the fact that in 1999, the Partnership invested in Bossier City Joint Venture and in 2000, the Partnership invested in a Property in Colorado Springs, Colorado with an affiliate of the General Partners, as tenants-in-common, as described above in "Capital Resources." The increase during 2000 was partially offset by the fact that during 1999, Middleburg Joint Venture, in which the Partnership owned as 87.54% interest, collected and recognized as income past due rental amounts for which the joint venture had previously established an allowance for doubtful accounts.

         During the year ended December 31, 2001, two lessees (or groups of affiliated tenants) of the Partnership Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc. (hereinafter referred to as "Jack in the Box Inc.") and Flagstar Enterprises, Inc., each contributed more than 10% of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2001, Jack in the Box Inc. was the lessee under leases relating to nine restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these tenants will each continue to contribute more than 10% of the Partnership's total rental, earned and mortgage interest income during 2002. In addition, during the year ended December 31, 2001, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, and Denny's, each accounted for more than ten percent of the Partnership's total rental, earned and mortgage interest income (including the Partnership's share of rental and earned income from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). In 2002, it is anticipated that these four Restaurant Chains each will continue to account for more than ten percent of the Partnership's total rental, earned and mortgage interest income to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains could materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the years ended December 31, 2001, 2000, and 1999, the Partnership also earned $85,732, $116,055, and $96,823, respectively, in interest and other income. The decrease in interest income during 2001 as compared to 2000, was primarily due to the reinvestment of the net sales proceeds received from the sale of two Properties during 2000. The increase in interest and other income during 2000 as compared to 1999, was primarily attributable to interest income earned on the net sales proceeds from the sale of two Properties during 2000 pending reinvestment in additional Properties.

         Operating expenses, including depreciation and amortization expense and provisions for write-down of assets, $1,320,187, $887,182, and $853,270, for the years ended December 31, 2001, 2000, and 1999, respectively. The increase in operating expenses, during 2001 as compared to 2000, was primarily attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties, as permitted by the Partnership agreement. In addition, during 2001, the Partnership recorded a provision for write-down of assets of $362,265, including the accumulated accrued rental income balance, relating to the Properties in Winter Haven, Florida and Albany, Georgia. The tenant of the Property in Winter Haven, Florida vacated the Property and ceased rental payments to the Partnership. The tenant of the Property in Albany, Georgia terminated its lease with the Partnership. The provisions represented the difference between the carrying value of the Properties, including the accumulated accrued rental income balance and the General Partners' estimated net realizable value for each Property. The Partnership sold the Property in Winter Haven, Florida in December 2001 and re-leased the Property in Albany, Georgia to a new tenant with lease terms substantially the same as the Partnership's other leases. During 2000, the Partnership recorded a provision for write-down of assets in the amount of $155,281 relating to two Denny's Properties. The provision represented the difference between the carrying value of the Properties, including the accumulated accrued rental income balance, and the General Partners' estimated net realizable value for each Property. The increase in operating expenses was also attributable to an increase in state taxes incurred by the Partnership due to changes in the tax laws of a state in which the Partnership conducts business. In addition, operating expenses also increased during 2001, as compared to 2000, due to an increase in depreciation expense. During 2001, the Partnership terminated the leases relating to its Properties in Albany, Georgia and Winter Haven, Florida, as described above, and reclassified the assets from investment in direct financing leases to land and building on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified assets at the lower or original cost, present fair value or present carrying amount. No loss on reclassification was recorded. In addition, the Partnership incurred certain expenses such as legal fees, real estate taxes, insurance and maintenance relating to the Property in Winter Haven, Florida as a result of the tenant vacating the Property in April 2001, as described above. The Partnership will not continue to incur these expenses due to the fact that the Property was sold in October 2001.

         The increase in operating expenses during 2001 and 2000, each as compared to the previous year, was partially offset by the fact that the Partnership incurred $38,677 and $218,853 during 2000 and 1999, respectively, in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed and terminated merger with APF, as described below in "Termination of Merger." No such transaction costs were incurred during the year ended December 31, 2001.

         The increase in operating expenses during 2000 was partially offset by the fact that in 1999, the Partnership incurred legal, insurance and real estate tax expenses on the Properties for which the leases were rejected and which were vacant during 1999, as a result of Long John Silver's, Inc. filing for bankruptcy, as described above. The Partnership sold one of the vacant Properties in May 1999, and the Partnership entered into a long-term triple net lease with a new tenant for the remaining vacant Property in July 1999. The new tenant is responsible for real estate taxes, insurance and maintenance;
therefore, the General Partners do not anticipate that the Partnership will continue to incur these expenses. Due to the fact that Long John Silver's, Inc. assumed and affirmed its remaining leases, as described above, Long John
Silver's,  Inc.  will  be  responsible  for  such  expenses  relating  to  these
Properties; therefore, the General Partners do not anticipate that the Partnership will incur these expenses for these Properties in the future. During 2000, the Partnership received settlement amounts relating to the four Long John Silver's Properties whose leases were rejected. As a result, during 2000, the Partnership reversed certain expenses such as legal fees, real estate taxes, insurance, and maintenance, previously incurred by the Partnership as a result of the tenant filing for bankruptcy. The increase in depreciation expense during 2000, as compared to 1999, was the result of several Properties being reclassified from net investment in direct financing leases to land and buildings on operating leases due to amendments to their leases.

         As a result of the sales of the Properties in Rialto, California and Winter Haven, Florida, during 2001, the sales of the Properties in Cleveland, Tennessee and Bradenton, Florida, during 2000, and the sale during 1999 of the Property in Morganton, North Carolina, as described above in "Capital Resources," the Partnership recognized gains of $349,516, $254,405, and $74,714 for the years ended December 31, 2001, 2000 and 1999, respectively.

         The restaurant industry, as a whole, has been one of the many industries affected by the general slowdown in the economy. While the Partnership has experienced some losses due to the financial difficulties of a limited number of restaurant operators, the General Partners remain confident in the overall performance of the fast-food and family style restaurants, the concepts that comprise the majority of the Partnership's portfolio. Industry data shows that these restaurant concepts continue to outperform and remain more stable than higher-end restaurants, which have been more adversely affected by the slowing economy.

         The Partnership's leases as of December 31, 2001, are generally triple-net leases, and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

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

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS 141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

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

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                   Page

Report of Independent Certified Public Accountants                  18

Financial Statements:

     Balance Sheets                                                 19

     Statements of Income                                           20

     Statements of Partners' Capital                                21

     Statements of Cash Flows                                    22-23

     Notes to Financial Statements                               24-41

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. (a Florida limited partnership) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
February 8, 2002

                           CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS

                                                                                           December 31,
                                                                                2001                         2000
                                                                         -------------------         ---------------------
                            ASSETS

Land and buildings on operating leases, net                                    $ 22,624,980                 $  21,239,166
Net investment in direct financing leases                                         8,143,626                     9,740,755
Investment in joint ventures                                                      4,577,565                     4,673,593
Mortgage note receivable                                                                 --                        45,375
Cash and cash equivalents                                                         1,281,855                     1,161,018
Certificates of deposit                                                             545,107                       511,277
Receivables, less allowance for doubtful accounts of $51,016
     and $30,338, respectively                                                        5,584                       192,518
Due from related parties                                                             25,037                        28,054
Accrued rental income, less allowance for
     doubtful accounts of $9,061 and $161,604,
     respectively                                                                 2,563,320                     2,645,628
Other assets                                                                         69,537                        81,836
                                                                         -------------------         ---------------------

                                                                               $ 39,836,611                 $  40,319,220
                                                                         ===================         =====================


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                                 $   22,119                   $    39,360
Accrued and escrowed real estate taxes payable                                        7,037                         8,853
Distributions payable                                                               956,252                       956,252
Due to related parties                                                               25,885                        22,808
Rents paid in advance and deposits                                                  175,992                        85,863
                                                                         -------------------         ---------------------
         Total liabilities                                                        1,187,285                     1,113,136

Partners' capital                                                                38,649,326                    39,206,084
                                                                         -------------------         ---------------------

                                                                               $ 39,836,611                 $  40,319,220
                                                                         ===================         =====================


                See accompanying notes to financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                        2001               2000              1999
                                                                  -----------------   ---------------   ----------------
Revenues:
    Rental income from operating leases                             $  2,772,637       $ 2,796,165          $ 2,518,075
    Earned income from direct financing leases                           996,147         1,161,923            1,446,743
    Contingent rental income                                              19,927             5,156               16,994
    Interest and other income                                             85,732           116,055               96,823
                                                                  -----------------   ---------------   ----------------
                                                                       3,874,443         4,079,299            4,078,635
                                                                  -----------------   ---------------   ----------------
Expenses:
    General operating and administrative                                 324,635           185,596              172,205
    Professional services                                                 74,981            41,191               46,920
    Management fees to related parties                                    40,719            42,538               42,710
    Real estate taxes                                                     20,092                --                4,099
    State and other taxes                                                 49,739            20,833               22,880
    Depreciation and amortization                                        447,756           403,066              345,603
    Provision for write-down of assets                                   362,265           155,281                   --
    Transaction costs                                                         --            38,677              218,853
                                                                  -----------------   ---------------   ----------------
                                                                       1,320,187           887,182              853,270
                                                                  -----------------   ---------------   ----------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                         2,554,256         3,192,117            3,225,365

Gain on Sale of Assets                                                   349,516           254,405               74,714

Equity in Earnings of Joint Ventures                                     364,478           373,694              344,964
                                                                  -----------------   ---------------   ----------------

Net Income                                                          $  3,268,250       $ 3,820,216          $ 3,645,043
                                                                  =================   ===============   ================

Allocation of Net Income:
    General partners                                                    $     --           $    --           $   35,804
    Limited partners                                                   3,268,250         3,820,216            3,609,239
                                                                  -----------------   ---------------   ----------------

                                                                    $  3,268,250       $ 3,820,216          $ 3,645,043
                                                                  =================   ===============   ================

Net Income Per Limited Partner Unit                                   $     0.73         $    0.85           $     0.80
                                                                  =================   ===============   ================

Weighted Average Number of Limited Partner Units
    Outstanding                                                        4,500,000         4,500,000            4,500,000
                                                                  =================   ===============   ================

                See accompanying notes to financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2001, 2000 and 1999


                                         General Partners                                          Limited Partners
                               --------------------------------------  -----------------------------------------------------------
                                                      Accumulated                                                Accumulated
                                 Contributions          Earnings         Contributions      Distributions         Earnings
                               -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 1998            $     1,000        $   222,305       $  45,000,000      $ (22,300,043)      $  21,842,123

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                   --                 --                  --         (3,825,008)                 --
    Net income                                 --             35,804                  --                 --           3,609,239
                               -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 1999                  1,000            258,109          45,000,000        (26,125,051)         25,451,362

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                   --                 --                  --         (3,825,008)                 --
    Net income                                 --                 --                  --                 --           3,820,216
                               -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2000                  1,000            258,109          45,000,000        (29,950,059)         29,271,578

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                   --                 --                  --         (3,825,008)                 --
Net income                                     --                 --                  --                 --           3,268,250
                               -------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2001            $     1,000        $   258,109       $  45,000,000      $ (33,775,067)      $  32,539,828
                               ===================  =================  ==================  =================  ==================
                See accompanying notes to financial statements.


--------------
Syndication
   Costs            Total
--------------  ---------------

 $ (5,374,544)    $ 39,390,841



           --       (3,825,008)
           --        3,645,043
--------------  ---------------

   (5,374,544)      39,210,876



           --       (3,825,008)
           --        3,820,216
--------------  ---------------

   (5,374,544)      39,206,084



           --       (3,825,008)
           --        3,268,250
--------------  ---------------

 $ (5,374,544)    $ 38,649,326
==============  ===============



                See accompanying notes to financial statements.








                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                               Years Ended December 31,
                                                                      2001               2000               1999
                                                                 ----------------   ----------------   ---------------

Increase (Decrease) in Cash and Cash Equivalents:

      Cash Flows from Operating Activities:
         Cash received from tenants                                  $ 3,932,778        $ 3,901,717    $    3,865,771
         Distributions from joint ventures                               486,855            384,885           312,470
         Cash paid for expenses                                         (527,685)          (497,870)         (344,114)
         Interest received                                                42,620             78,618            85,903
                                                                 ----------------   ----------------   ---------------
             Net cash provided by operating activities                 3,934,568          3,867,350         3,920,030
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of assets                                  2,472,661          2,019,357           467,300
         Additions to land and buildings on operating
             leases                                                   (2,478,795)        (1,009,067)          (30,000)
         Liquidating distribution from joint venture                   1,663,260                 --                --
         Investment in joint ventures                                 (1,689,609)        (1,268,896)         (861,390)

         Collection on mortgage note receivable                           43,760              6,916             4,324
         Investment in certificates of deposit                                --           (500,000)               --
         Additions to other assets                                            --                 --           (32,870)
                                                                 ----------------   ----------------   ---------------
             Net cash provided by (used in) investing
                activities                                                11,277           (751,690)         (452,636)
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,825,008)        (3,825,008)       (3,960,008)
                                                                 ----------------   ----------------   ---------------
             Net cash used in financing activities                    (3,825,008)        (3,825,008)       (3,960,008)
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     120,837           (709,348)         (492,614)

Cash and Cash Equivalents at Beginning of Year                         1,161,018          1,870,366         2,362,980
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                             $ 1,281,855        $ 1,161,018       $ 1,870,366
                                                                 ================   ================   ===============

                See accompanying notes to financial statements.




                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                     2001               2000               1999
                                                                ----------------   ----------------   ---------------

Reconciliation of Net Income to Net Cash Provided by
    Operating Activities:

   Net income                                                       $ 3,268,250        $ 3,820,216       $ 3,645,043
                                                                ----------------   ----------------   ---------------
   Adjustments to reconcile net income to net cash
     provided by operating activities:

      Depreciation                                                      442,404            397,718           342,717
      Amortization                                                        5,352              5,348             2,886
      Equity in earnings of  joint ventures, net of
         distributions                                                  122,377             11,191           (32,494)
      Gain on sale of assets                                           (349,516)          (254,405)          (74,714)
      Provisions for write-down of assets                               362,265            155,281                --
      Decrease in net investment in direct financing
         leases                                                         148,849            197,885           192,256
      Decrease (increase) in receivables                                188,549           (118,217)          (64,554)
      Increase in interest receivable                                   (33,830)                --                --
      Decrease (increase) in other assets                                 6,947            (17,351)           (6,514)
      Increase in accrued rental income                                (304,245)          (190,569)         (200,368)
      Increase (decrease) in accounts payable and
         accrued and escrowed real estate taxes
         payable                                                         (19,057)           (99,690)          116,571
      Increase (decrease) in due to related parties                       3,077            (52,101)           50,884
      Increase (decrease) in due from related parties                     3,017            (22,832)           (5,222)
      Increase (decrease) in rents paid in advance and
         deposits                                                        90,129             34,876           (46,461)
                                                                ----------------   ----------------   ---------------
            Total adjustments                                            666,318             47,134           274,987
                                                                ----------------   ----------------   ---------------

Net Cash Provided by Operating Activities                           $ 3,934,568        $ 3,867,350       $ 3,920,030
                                                                ================   ================   ===============

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

             Mortgage note accepted in exchange for
                sale of assets                                          $    --            $    --        $   55,000
                                                                ================   ================   ===============

             Distributions declared and unpaid at
                December 31                                          $  956,252         $  956,252        $  956,252
                                                                ================   ================   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2001, 2000, and 1999


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

         The general partners of the Partnership are CNL Realty Corporation (the "Corporate General Partner"), James M. Seneff, Jr. and Robert A. Bourne. Mr. Seneff and Mr. Bourne are also 50% shareholders of the Corporate General Partner. The general partners have responsibility for managing the day-to-day operations of the Partnership.

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

                  Years Ended December 31, 2001, 2000, and 1999


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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, an adjustment is made to increase the allowance for doubtful accounts, which is netted against receivables, although the Partnership continues to pursue collection of such amounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in Des Moines Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, Bossier City Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and a property in Colorado Springs, Colorado held as tenants-in-common with affiliates of the General Partners are accounted for using the equity method since each

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees associated with negotiating a new lease which are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs are netted against partners' capital and represent a reduction of Partnership equity and a reduction in the basis of each partner's investment - See "Income Taxes" footnote for a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2001 presentation. These reclassifications had no effect on total partners' capital or net income.

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

         Statement  of  Financial  Accounting  Standard  No. 141 ("FAS 141") and
         Statement of Financial Accounting Standard No. 142 ("FAS 142") - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (FAS
         141) and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (FAS 142). The Partnership has reviewed both statements and has determined that both FAS 141 and FAS 142 do not apply to the Partnership as of December 31, 2001.

         Statement of Financial Accounting Standard No. 144 ("FAS 144") - In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The adoption of FAS 144 did not have any effect on the partnership's recording of impairment losses as this Statement retained the fundamental provisions of FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


2.       Leases:
         ------

         The Partnership leases its land and buildings to operators of national and regional fast-food and family-style restaurants. The leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases." Some of the leases have been classified as operating leases and some of the leases have been classified as direct financing leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while the land portions of the leases are operating leases. Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. In addition, the tenant pays all property taxes and assessments, fully maintains the interior and exterior of the building and carries insurance coverage for public liability, property damage, fire and extended coverage. The lease options generally allow tenants to renew the leases for two to four successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

3.       Land and Buildings on Operating Leases:
         --------------------------------------

         Land and buildings on operating leases consisted of the following at December 31:

                                                          2001                 2000
                                                     -----------------  -------------------
                   Land                                  $ 12,369,450         $ 12,216,811
                   Buildings                               13,045,143           11,547,810
                                                     -----------------  -------------------
                                                           25,414,593           23,764,621
                   Less accumulated depreciation           (2,789,613)          (2,525,455)
                                                     -----------------  -------------------

                                                         $ 22,624,980         $ 21,239,166
                                                     =================  ===================

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

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

         In July 2000, the Partnership sold its property in Bradenton, Florida, to an unrelated third party for approximately $1,227,900 resulting in a gain of approximately $106,800. The Partnership used the net sales proceeds to acquire an interest in a property in Colorado Springs, Colorado, with an affiliate of the general partners, as tenants-in-common (see Note 5).

         Effective January 2001, the tenant terminated the lease with the Partnership relating to its property in Albany, Georgia. As a result, the Partnership reclassified the building portion of this asset from net investment in direct financing lease to building on operating lease. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on reclassification of direct financing lease was recorded. In connection therewith, the Partnership entered into a new lease with a new tenant with lease terms substantially the same as the Partnership's other leases.

         In September 2001, the Partnership sold its property in Rialto, California to a third party for approximately $1,423,000 and received net sales proceeds of approximately $1,382,400 resulting in a gain of approximately $345,300.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


3.       Land and Buildings on Operating Leases - Continued:
         --------------------------------------------------

         In October 2001, the Partnership sold its Property in Winter Haven, Florida to a third party for $1,100,000 and received net sales proceeds of approximately $1,090,300 resulting in a gain of approximately $4,200. In December 2001, the Partnership used the net sales proceeds from the sales of the Properties in Rialto, California and Winter
         Haven, Florida to invest in two additional Properties, one each in Pasadena and Pflugerville, Texas. The Partnership acquired these Properties from CNL Funding 2001-A, L.P., an affiliate of the General Partners (see Note 9).

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2001:

                   2002                                $2,646,771
                   2003                                 2,914,461
                   2004                                 2,958,995
                   2005                                 2,979,486
                   2006                                 2,994,042
                   Thereafter                          19,215,935
                                                  ----------------

                                                      $33,709,690
                                                  ================

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                             2001                 2000
                                                                       ------------------   -----------------
                   Minimum lease payments receivable                       $ 13,177,488        $ 17,040,423
                   Estimated residual values                                  2,769,298           3,179,130
                   Less unearned income                                      (7,803,160 )       (10,478,798 )
                                                                       ------------------   -----------------

                   Net investment in direct financing leases                $ 8,143,626         $ 9,740,755
                                                                       ==================   =================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2001:

                               2002                            $1,097,469
                               2003                             1,138,184
                               2004                             1,154,081
                               2005                             1,154,081
                               2006                             1,154,081
                               Thereafter                       7,479,592
                                                          ----------------

                                                              $13,177,488
                                                          ================

         The above table does not include future minimum lease payments for renewal periods or for contingent rental payments that may become due in future periods (see Note 3).

         In March 2000, the Partnership sold its property in Cleveland, Tennessee, for which the land and building had been classified as a direct financing lease, to an unrelated third party for $806,460 and received net sales proceeds of approximately $791,500, resulting in a gain of approximately $147,600. In April 2000, the Partnership used the net sales proceeds from the sale of this property and a portion of the net sales proceeds received from the 1999 sale of its property in Morganton, North Carolina in a Krystal property in Pooler, Georgia (see
         Note 3).

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


4.       Net Investment in Direct Financing Leases - Continued:
         -----------------------------------------------------

         During 2001, the Partnership established a provision for impairment in carrying value in the amount of $64,518 for its property in Winter Haven, Florida as a result of the tenant vacating the property and ceasing restaurant operations. The provision represented the difference between the carrying value of the net investment in the direct financing lease at June 30, 2001 and the anticipated sales price for the property. In July 2001, the Partnership and the tenant terminated its lease. As a result, the Partnership reclassified the building portion of the asset from net investment in direct financing leases to land and buildings on operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded. In October 2001, the Partnership sold this property (see Note 3).

5.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2001, the Partnership had a 59.05%, an 18.61%, a 31.13%, a 27.72% and a 55% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, and Bossier City Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners.

         In August 2000, the Partnership reinvested the net sales proceeds from the sale of its property in Bradenton, Florida in a property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund VII, Ltd. ("CNL VII"), a Florida limited partnership and an affiliate of the general partners. In connection therewith, the Partnership and the affiliate entered into an agreement whereby each co-tenant will share in the profits and losses of the property in proportion to its applicable percentage interest. The Partnership and CNL VII acquired this property from CNL BB Corp., an affiliate of the general partners (see Note 9). The Partnership owns a 57% interest in this property.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In March 2001, Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture in March 2001. The Partnership dissolved the joint venture in accordance with the Partnership agreement and did not incur a gain or loss on the dissolution.

         In April 2001, the Partnership used the proceeds received from the liquidation of Middleburg Joint Venture as described above, to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd. to purchase and hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners (see
         Note 9). Each of the CNL Income Funds is an affiliate of the general partners and a Florida limited partnership pursuant to the laws of the state of Florida. As of December 31, 2001, the Partnership owned an 80% interest in the profits and losses of the joint venture.

         Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, Bossier City Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates, in a tenancy in common arrangement, each own and lease one property to an operator of national fast-food or family-style restaurants.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


5.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                                 2001                   2000
                                                           ------------------     ------------------
                Land and buildings on operating
                    leases, net                                  $ 7,580,162            $ 6,153,743
                Net investment in direct financing
                    leases                                           640,381              1,926,938
                Cash                                                  53,152                 85,033
                Receivables, less allowance for
                    doubtful accounts                                    951                    193
                Accrued rental income                                193,083                294,356
                Other assets                                           1,444                    741
                Liabilities                                           27,721                 54,005
                Partners' capital                                  8,441,452              8,406,999
                Revenues                                             894,206                779,865
                Net income                                           720,786                658,303

         The Partnership recognized income totaling $364,478, $373,694, and $344,964, for the years ended December 31, 2001, 2000, and 1999, respectively, from these joint ventures.

6.       Mortgage Note Receivable:
         ------------------------

         In connection with the sale of the property in Morganton, North Carolina, in May 1999, the Partnership accepted a promissory note in the principal sum of $55,000 collateralized by a mortgage on the property. During the year ended December 31, 2001, the Partnership collected the outstanding principal and interest balance of $45,375 relating to this promissory note.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions:
         ------------------------------

         From inception through December 31, 1999, generally, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. Distributions of net cash flow were made 99% to the limited partners and one percent to the general partners; provided, however, that the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         From inception through December 31, 1999, generally, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously
         subordinated   and  unpaid,   a  one  percent  interest  in  all  prior
         distributions   of  net  cash  flow  and  a  return  of  their  capital
         contributions. Any remaining sales proceeds distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

         Generally, net sales proceeds from a liquidating sale of properties, will be used in the following order: (i) first to pay and discharge all of the Partnership's liabilities to creditors, (ii) second, to establish reserves that may be deemed necessary for any anticipated or unforeseen liabilities or obligations of the Partnership, (iii) third, to pay all of the Partnership's liabilities, if any, to the general and limited partners, (iv) fourth, after allocations of net income, gains and/or losses, to distribute to the partners with positive capital accounts balances, in proportion to such balances, up to amounts sufficient to reduce such positive balances to zero, and (v) thereafter, any funds remaining shall then be distributed 95% to the limited partners and five percent to the general partners.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


7.       Allocations and Distributions - Continued:
         -----------------------------------------

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2001 and 2000.

         The Partnership declared distributions to the limited partners of $3,825,008, during the years ended December 31, 2001, 2000, and 1999. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


8.       Income Taxes:
         -------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2001             2000            1999
                                                                  ---------------  ---------------  -------------
           Net income for financial reporting purposes               $ 3,268,250      $ 3,820,216    $ 3,645,043

           Depreciation for tax reporting purposes in
               excess of depreciation for financial
               reporting purposes                                        (86,914)        (146,845)      (210,176)

           Direct financing leases recorded as
               operating leases for tax reporting
               purposes                                                  148,848          197,885        192,255

           Provision for write-down of assets                            362,265          155,281             --

           Gain on sale of assets for
               tax reporting purposes in excess of (less
               than) gain/loss for financial reporting
               purposes                                                 (338,327)        (254,405)      (181,362)

           Capitalization (deduction) of transaction costs
               for tax reporting purposes                                     --         (243,135)       218,853

           Equity in earnings of joint ventures for tax
               reporting purposes in excess of (less
               than) equity in earnings of joint ventures
               for financial reporting purposes                          191,130          (55,273)      (126,086)

           Allowance for doubtful accounts                                20,678           15,847       (200,142)

           Accrued rental income                                        (303,491)        (190,569)      (200,368)

           Rents paid in advance                                          91,629           34,376        (47,461)
                                                                  ---------------  ---------------  -------------

           Net income for federal income tax purposes                $ 3,354,068      $ 3,333,378    $ 3,090,556
                                                                  ===============  ===============  =============



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP. (the "Advisor") is a wholly owned subsidiary of CNL Financial Group, Inc. until it merged with CNL American Properties Fund, Inc. ("APF"). CNL Fund Advisors, Inc., a majority owned subsidiary of CNL Financial Group, Inc. until it merged with and into APF effective September 1, 1999, served as the Partnership's advisor until it assigned its rights and obligations under a management agreement with the Partnership to the Advisor effective July 1, 2000. The individual general partners are stockholders and directors of APF.

         The Advisor provides certain services relating to management of the Partnership and its properties pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The management fee, which will not exceed fees which are competitive for similar services in the same geographic area, may or may not be taken, in whole or in part as to any year, in the sole discretion of the Advisor. The Partnership incurred management fees of $40,719, $42,538, and $42,710, for the years ended December 31, 2001, 2000, and 1999, respectively.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


9.       Related Party Transactions:
         --------------------------

         During  the  years  ended  December  31,  2001,  2000,  and  1999,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership on a day-to-day basis including services relating to the proposed and terminated merger. The Partnership incurred $245,519, $107,794, and $139,857 for the years ended December 31, 2001, 2000, and 1999, respectively, for such services.

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

         In April 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund X, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $2,112,011. CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd. are each Florida limited partnerships and affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property, including closing costs.

         In December 2001, the Partnership acquired two properties, one each in Pasadena and Pflugerville, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $2,478,795 (see Note 3). CNL Funding 2001-A, LP is a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

         The amounts due to related parties at December 31, 2001 and 2000, totaled $25,885 and $22,808, respectively.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


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

                                                              2001                2000                1999
                                                         ----------------    ----------------    ---------------
          Jack in the Box Inc. and Jack in the Box
            Eastern Division, L.P. in 2001
            (formerly Foodmaker, Inc.)                         $ 994,523          $1,024,667         $1,024,667
          Flagstar Enterprises, Inc.                             761,163             766,823            775,075

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

                                       2001           2000            1999
                                   ------------  -------------    -----------

              Jack in the Box        $ 994,523    $ 1,024,667     $1,024,667
              Hardee's                 761,162        766,823        775,075
              Denny's                  684,816        570,046        799,567
              Long John Silver's       463,546        429,275        479,814
              Golden Corral                N/A            N/A        446,595

         The information denoted by N/A indicates that for each period presented, the tenant or group of affiliated tenants and the chain did not represent more than ten percent of the Partnership's total rental, earned and mortgage interest income.

         In June 1998, Long John Silver's, Inc. filed for bankruptcy and rejected the leases relating to three of its eight Properties and ceased making rental payments to the Partnership on the three rejected leases. In December 1998 and May 1999, the Partnership sold two of the vacant properties. In July 1999, the Partnership entered into a new lease with a new tenant

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2001, 2000, and 1999


10.      Concentration of Credit Risk - Continued:
         ----------------------------------------

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

11.      Selected Quarterly Financial Data:
         ----------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2001 and 2000.

            2001 Quarter               First             Second              Third             Fourth             Year
       ------------------------    ---------------    --------------     --------------    ---------------    --------------
       Revenues (1)(2)                 $1,108,168        $1,030,519         $1,038,181         $1,062,053        $4,238,921
       Net income                         451,309           731,932          1,181,748            903,261         3,268,250
       Net income per
           limited partner
           unit                              0.10              0.16               0.26               0.21              0.73

            2000 Quarter               First             Second              Third             Fourth             Year
       ------------------------    ---------------    --------------     --------------    ---------------    --------------

       Revenues (1)(2)                 $1,126,566        $1,102,495         $1,022,198         $1,201,734        $4,452,993
       Net income                       1,036,139           893,042            944,221            946,814         3,820,216
       Net income per
           limited partner
           unit                              0.23              0.20               0.21               0.21              0.85

  (1)  Revenues include equity in earnings of joint ventures

  (2) Rental revenues have been adjusted to reclassify any reversals of accrued rental income to provision for write-down of assets.

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

         James M. Seneff, Jr., age 55. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL American Properties Fund, Inc. ("APF"), a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as Co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 54. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is Director of the Board of Directors of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, President and Treasurer of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, President and Treasurer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, President and Treasurer of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 46. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc. from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 38. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.


Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 15, 2002, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 15, 2002, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2001, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
      Type of Compensation                                                                  For the Year
          and Recipient                        Method of Computation                   Ended December 31, 2001
----------------------------------     --------------------------------------      --------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administrative
operating expenses                     the  lower  of  cost  or  90%  of the       services: $245,519
                                       prevailing rate at which comparable
                                       services could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates of the General Partners
                                       from time to time incur certain
                                       operating expenses on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual management fee                  One  percent  of  the  sum  of  gross       $40,719
to affiliates                          operating  revenues  from  Properties
                                       wholly owned by the Partnership plus
                                       the Partnership's allocable share of
                                       gross revenues of joint ventures in
                                       which    the    Partnership    is   a
                                       co-venturer.   The  management   fee,
                                       which will not exceed competitive
                                       fees for comparable services in the
                                       same geographic area, may or may not
                                       be  taken,  in whole or in part as to
                                       any year,  in the sole  discretion of
                                       affiliates.







                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2001
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





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2001
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


The Partnership entered into a joint venture arrangement with CNL Income Fund VIII, Ltd., and CNL Income Fund X, Ltd., affiliates of the General Partners to acquire a Golden Corral Property from CNL BB Corp., an affiliate of the General Partners, for a purchase price of $2,112,011. CNL BB Corp. had purchased and temporarily held title to this Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the Partnership represents the costs incurred by CNL BB Corp. to acquire and carry the Property, including closing costs.

The Partnership acquired two Taco Cabana properties from CNL Funding 2001-A, LP, an affiliate of the General Partners for a purchase price of $2,478,795. CNL Funding 2001-A, LP had purchased and temporarily held title to these properties in order to facilitate the acquisition of the properties by the Partnership. The purchase price paid by the Partnership represents the costs incurred by CNL Funding 2001-A, LP to acquire and carry the properties, including closing costs.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2001 and 2000

                  Statements of Income for the years ended December 31, 2001, 2000, and 1999

                  Statements of Partners' Capital for the years ended December 31, 2001, 2000, and 1999

                  Statements of Cash Flows for the years ended December 31,2001, 2000, and 1999

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2001

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


(b) The Registrant filed no reports on Form 8-K during the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 22nd day of March, 2002.

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

               Signature                                  Title                                  Date

/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 22, 2002
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 22, 2002
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2001, 2000, and 1999


                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
  1999        Allowance for
                  doubtful
                  accounts (a)        $ 220,956          $    --        $   14,490 (b)     $208,727 (c)     $  5,905     $  20,814
                                  ==============  ===============  ================    =============     ============  ============

  2000        Allowance for
                  doubtful
                  accounts (a)        $  20,814          $    --        $  264,253 (b)       $   -- (c)     $ 93,125     $ 191,942
                                  ==============  ===============  ================    =============     ============  ============

  2001        Allowance for
                  doubtful
                  accounts (a)        $ 191,942       $   12,665        $  100,231 (b)    $  91,631 (c)    $ 153,130      $ 60,077
                                  ==============  ===============  ================    =============     ============  ============


         (a) Deducted from receivables and accrued rental income on the balance sheet.

         (b)  Reduction of rental, earned, and other income.

         (c)  Amounts written off as uncollectible.

                                CNL INCOME FUND XII, LTD.
                             (A Florida Limited Partnership)

               SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                     December 31, 2001


                                                                  Costs Capitalized
                                                                    Subsequent to
                                             Initial Cost            Acquisition
                                         ----------------------  --------------------
                            Encum-                   Buildings anImprove-   Carrying
                           brances         Land       Improvements ments    Costs
                           ---------     ----------  ---------------------- -------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Valdosta, Georgia       -           $238,891    $316,670           -       -
      Natchitoches, Louisiana -            152,329           -     489,366       -

    Denny's Restaurants:
      St. Ann, Missouri (m)   -            338,826     302,975           -       -
      Phoenix, Arizona        -            456,306           -           -       -
      Black Mountain, North Ca-olina       260,493           -           -       -
      Blue Springs, Missouri  -            497,604           -           -       -
      Columbus, Georgia (g)   -            125,818     314,690           -       -
      Tempe, Arizona          -            709,275           -           -       -

    Golden Corral Family
      Steakhouse Restaurant:
          Arlington, Texas    -            711,558   1,159,978           -       -

    Hardee's Restaurants:
      Crossville, Tennessee   -            290,136     334,350           -       -
      Toccoa, Georgia         -            208,847           -           -       -
      Columbia, Mississippi   -            134,810           -           -       -
      Pensacola, Florida      -            277,236           -           -       -
      Columbia, South Carolina-            325,674           -           -       -
      Simpsonville, South Caro-ina         239,494           -           -       -
      Indian Trail, North Caro-ina         298,938           -           -       -
      Clarksville, Georgia    -            160,478     415,540           -       -

    Jack in the Box Restaurants:
      Spring, Texas           -            564,164     510,639           -       -
      Houston, Texas          -            360,617     659,805           -       -
      Arlington, Texas        -            329,226     716,600           -       -
      Grapevine, Texas        -            471,367     590,988           -       -
      Phoenix, Arizona        -            294,773     527,466           -       -
      Petaluma, California    -            534,076     800,780           -       -
      Willis, Texas           -            569,077     427,381           -       -
      Houston, Texas          -            368,758     663,022           -       -


    KFC Restaurant:
      Las Cruces, New Mexico  -            175,905           -           -       -

    Krystal Restaurant:
      Pooler, Georgia         -            410,085     598,982           -       -


    Long John Silver's Restaurants:
      Clarksville, Tennessee (-)           166,283     384,574           -       -
      El Paso, Texas          -            314,270           -           -       -
      Tucson, Arizona         -            277,378     245,385           -       -
      Asheville, North Carolin- (l)        213,536     453,223           -       -

    Taco Cabana Restaurants:
      Pfugerville, Texas      -            674,782     816,449           -       -
      Pasadena, Texas         -            477,192     510,374           -       -


    Other:
      Albany, Georgia (n)     -            378,547     765,736           -       -
      Statesville, Nor(i)Carol-na          240,870     334,643      30,000       -
      Tempe, Arizona (h)      -            121,831     620,527      55,000       -
                                         ----------  ----------  ---------- -------


                                         $12,369,450 $12,470,777  $574,366    -
                                         ==========  ==========  ========== =======

Property of Joint Venture in
  Which the Partnership has an
  18.61% Interest and has
  Invested in Under an
  Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington  -           $322,726    $791,658           -       -
                                         ==========  ==========  ========== =======

Property of Joint Venture in
  Which the Partnership has a
  31.13% Interest and has
  Invested in Under an
  Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (j)   -           $171,061    $243,326     $99,128       -
                                         ==========  ==========  ========== =======

Property of Joint Venture in
   Which the Partnership has a
   27.72% Interest in Under an
   Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio          -           $407,096           -    $498,684       -
                                         ==========  ==========  ========== =======

Property of Joint Venture in
   Which the Partnership has a
   55% Interest in Under an
   Operating Lease:

    IHOP Restaurant:
      Bossier City, Louisiana -           $453,016     866,192           -       -
                                         ==========  ==========  ========== =======

Property in Which the
   Partnership has a 57%
   Interest and has Invested
   in as Tenants-in-Common
   Under an Operating Lease:

    Bennigan's Restaurant:
      Colorado Springs, Colora-o          $947,120   1,279,013           -       -
                                         ==========  ==========  ========== =======

Property of Joint Venture in
   Which the Partnership has a
   80.00% Interest and has
   Invested in Under an
   Operating Lease:

    Golden Corral Family
           Steakhouse Restaurant:
            Kokomo, Indiana   -           $644,163   $1,467,848        $ -     $ -
                                         ==========  ==========  ========== =======

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona        -                  -           -     467,545       -
      Black Mountain, North Ca-olina             -     696,851           -       -
      Blue Springs, Missouri  -                  -           -     485,945       -
      Tempe, Arizona          -                  -           -     491,258       -
      Amherst, Ohio           -            127,672     169,928     316,796       -

    Hardee's Restaurants:
      Toccoa, Georgia         -                  -     437,938           -       -
      Fultondale, Alabama     -            173,015           -     636,480       -
      Poplarville, Mississippi-            138,019           -     444,485       -
      Columbia, Mississippi   -                  -     367,836           -       -
      Pensacola, Florida      -                  -           -     450,193       -
      Columbia, South Carolina-                  -     452,333           -       -
      Simpsonville, South Caro-ina               -     517,680           -       -
      Indian Trail, North Caro-ina               -     496,110           -       -

    KFC Restaurant:
      Las Cruces, New Mexico  -                  -     224,790           -       -

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee -            174,746     555,186           -       -
      El Paso, Texas          -                  -           -     371,286       -
      Chattanooga, Tennessee  -            142,627     584,320           -       -
                                         ----------  ----------  ---------- -------

                                          $756,079   $4,502,972  $3,663,988      -
                                         ==========  ==========  ========== =======

Property of Joint Venture in
  Which the Partnership has a
  59.05% Interest and has
  Invested in Under a Direct
  Financing Lease:

    Hardee's Restaurant:
      Williston, Florida      -           $150,143           -    $499,071       -
                                         ==========  ==========  ========== =======




     Net Cost Basis at Which                                      Life on Which
   Carried at Close of Period (c)                                Depreciation in
------------------------------------              Date            Latest Income
              Buildings and           Accumulatedof Con- Date      Statement is
   Land       Improvements  Total     DepreciatiostructioAcquired   Computed
------------  ----------------------  ---------- -----------------------------





   $238,891    $316,670    $555,561     $88,205   1990   08/92        (b)
    152,329     489,366     641,695     143,234   1993   12/92        (b)


    338,826     302,975     641,801      26,345   1993   11/92        (m)
    456,306          (f)    456,306          (f)  1993   11/92        (d)
    260,493          (f)    260,493          (f)  1992   12/92        (d)
    497,604          (f)    497,604          (f)  1993   12/92        (d)
    125,818     314,690     440,508      86,691   1980   01/93        (g)
    709,275          (f)    709,275          (f)  1982   02/93        (d)



    711,558   1,159,978   1,871,536     350,960   1992   12/92        (b)


    290,136     334,350     624,486     100,580   1992   12/92        (b)
    208,847          (f)    208,847          (f)  1992   12/92        (d)
    134,810          (f)    134,810          (f)  1991   01/93        (d)
    277,236          (f)    277,236          (f)  1993   03/93        (d)
    325,674          (f)    325,674          (f)  1991   05/93        (d)
    239,494          (f)    239,494          (f)  1992   06/93        (d)
    298,938          (f)    298,938          (f)  1992   07/93        (d)
    160,478     415,540     576,018     116,692   1992   07/93        (b)


    564,164     510,639   1,074,803     152,539   1993   01/93        (b)
    360,617     659,805   1,020,422     197,098   1993   01/93        (b)
    329,226     716,600   1,045,826     214,064   1992   01/93        (b)
    471,367     590,988   1,062,355     176,541   1992   01/93        (b)
    294,773     527,466     822,239     158,095   1992   01/93        (b)
    534,076     800,780   1,334,856     239,210   1993   01/93        (b)
    569,077     427,381     996,458     127,004   1993   02/93        (b)
    368,758     663,022   1,031,780     197,030   1993   02/93        (b)



    175,905          (f)    175,905          (f)  1990   03/93        (d)


    410,085     598,982   1,009,067      34,109   2000   04/00        (b)



    166,283     384,574     550,857      37,010   1993   03/93        (k)
    314,270          (f)    314,270          (f)  1993   06/93        (d)
    277,378     245,385     522,763      69,403   1992   07/93        (b)
    213,536     453,223     666,759      42,632   1993   08/93        (l)


    674,782     816,449   1,491,231       2,267   2000   12/01        (b)
    477,192     510,374     987,566       1,417   2000   12/01        (b)



    378,547     765,736   1,144,283      34,806   1991   12/92        (n)
    240,870     364,643     605,513      55,007   1993   04/93        (i)
    121,831     675,527     797,358     138,672   1988   04/93        (h)
------------  ----------  ----------  ----------


$12,369,450   $13,045,143 $25,414,593 $2,789,611
============  ==========  ==========  ==========







   $322,726    $791,658   $1,114,384   $243,062   1992   12/92        (b)
============  ==========  ==========  ==========







   $150,742    $243,326    $394,068     $38,420   1988   10/92        (j)
============  ==========  ==========  ==========







   $407,096    $498,684    $905,780     $50,561   1998   08/98        (b)
============  ==========  ==========  ==========







   $453,016    $866,192   $1,319,208    $62,286   1998   11/99        (b)
============  ==========  ==========  ==========







   $947,120   $1,279,013  $2,226,133    $60,398   2000   08/00        (b)
============  ==========  ==========  ==========








   $644,163   $1,467,848  $2,112,011    $36,695  12/00   4/01         (b)
============  ==========  ==========  ==========






          -          (f)         (f)         (d)  1993   11/92        (d)
          -          (f)         (f)         (d)  1992   12/92        (d)
          -          (f)         (f)         (d)  1993   12/92        (d)
          -          (f)         (f)         (d)  1982   02/93        (d)
         (f)         (f)         (f)         (e)  1987   07/93        (e)


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









         (f)         (f)         (f)         (e)  1993   12/92        (e)



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2001


(a) Transactions in real estate and accumulated depreciation during 2001, 2000, and 1999, are summarized as follows:

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1998                                 $ 22,704,967        $  1,795,099
                 Dispositions                                                  (664,199)             (10,079 )
                 Additional costs capitalized                                     30,000                  --
                 Reclassified to operating lease (k)                             837,797                  --
                 Depreciation expense                                                 --             342,717
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                   22,908,565           2,127,737
                 Acquisition                                                   1,009,067                  --
                 Reclassified to operating lease (l)                             302,975                  --
                 Dispositions                                                   (455,986 )                --
                 Depreciation expense                                                 --             397,718
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   23,764,621           2,525,455
                 Reclassified to operating lease (m)                           1,383,763                  --
                 Acquisitions                                                  2,478,795                  --
                 Dispositions                                                 (2,212,588 )          (178,245 )
                 Depreciation expense                                                 --             442,403
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $ 25,414,591        $  2,789,613
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 18.61%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                 $  1,114,384         $   163,895
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,114,384             190,284
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,114,384             216,673
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,114,384         $   243,062
                                                                         ================   =================





                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of Joint Venture in Which the Partnership
              has 27.72% Interest and has Invested in Under
              Operating Leases:

            Balance, December 31, 1998                                       $   875,702            $     --
            Acquisition                                                           30,078                  --
            Depreciation expense                                                      --              17,315
                                                                         ----------------   -----------------

            Balance, December 31, 1999                                           905,780              17,315
            Depreciation expense                                                      --              16,623
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                           905,780              33,938
            Depreciation expense                                                      --              16,623
                                                                         ----------------   -----------------

            Balance, December 31, 2001                                       $   905,780         $    50,561
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 31.13%
              Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1998                                       $   150,742            $     --
            Reclassification to operating lease                                  243,326                  --
            Depreciation expense (j)                                                  --              12,807
                                                                         ----------------   -----------------

            Balance, December 31, 1999                                           394,068              12,807
            Depreciation expense (j)                                                  --              12,807
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                           394,068              25,614
            Depreciation expense                                                      --              12,806
                                                                         ----------------   -----------------

            Balance, December 31, 2001                                       $   394,068         $    38,420
                                                                         ================   =================




                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------

            Property of Joint Venture in Which the Partnership has a 55%
                Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1998                                     $     --            $     --
                 Acquisition                                                   1,319,208                  --
                 Depreciation expense                                                 --               4,541
                                                                         ----------------   -----------------

                 Balance, December 31, 1999                                    1,319,208               4,541
                 Depreciation expense                                                 --              28,873
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,319,208              33,414
                 Depreciation expense                                                 --              28,872
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  1,319,208         $    62,286
                                                                         ================   =================

            Property in Which the Partnership has a 57% Interest and has
                 Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   2,226,133                  --
                 Depreciation expense                                                 --              17,765
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    2,226,133              17,765
                 Depreciation expense                                                 --              42,633
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,226,133         $    60,398
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has an 80.00%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   2,112,011                  --
                 Depreciation expense                                                 --              36,695
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                 $  2,112,011         $    36,695
                                                                         ================   =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001


(c) As of December 31, 2001, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $33,976,528 and $9,078,715, respectively. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The lease for the land and building has been recorded as a direct financing lease. The cost of the land and building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(f) Certain components of the lease relating to land and building have been recorded as a direct financing lease. Accordingly, costs relating to these components of this lease are not shown.

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

(j) The undepreciated cost of the Property in Kingsville, Florida, was written-down to its estimated net realizable value due to an anticipated impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $316,113 during 1998. The impairment at December 31, 1998, represented the difference between the Property's carrying value and the general partners' estimated net realizable value of the Property. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over the remaining life of approximately 19 years. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2001, including the provision for write-down of assets.

(k) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(l) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining life of approximately 24 years.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2001

(m) Effective January 2000, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(n) Effective January 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining life of approximately 22 years.