Form 10-Q
period 2002-03-31
CNL INCOME FUND XII LTD
filed 2002-05-15
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                 For the quarterly period ended March 31, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to ____________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Florida                                       59-3078856
------------------------------------              ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
------------------------------------              ---------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
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





Part I                                                                 Page
                                                                       ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                              1

                  Condensed Statements of Income                        2

                  Condensed Statements of Partners' Capital             3

                  Condensed Statements of Cash Flows                    4

                  Notes to Condensed Financial Statements               5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                   7-10

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                           10

Part II

   Other Information                                                    11-12

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                               March 31,              December 31,
                                                                                  2002                    2001
                                                                           -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                                   $ 21,507,618            $ 21,617,313
   Net investment in direct financing leases                                        7,898,558               7,944,183
   Real estate held for sale                                                        1,359,006               1,360,660
   Investment in joint ventures                                                     4,549,960               4,577,565
   Cash and cash equivalents                                                        1,195,334               1,281,855
   Certificates of deposit                                                            537,780                 545,107
   Receivables, less allowance for doubtful accounts
       of $50,295 and $51,016, respectively                                             2,525                   5,584
   Due from related parties                                                                --                  25,037
   Accrued rental income, less allowance for doubtful
       accounts of $9,061 in 2002 and 2001                                          2,469,779               2,409,770
   Other assets                                                                        57,810                  69,537
                                                                           -------------------     -------------------

                                                                                 $ 39,578,370            $ 39,836,611
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                                $   43,580              $   22,119
   Real estate taxes payable                                                           16,199                   7,037
   Distributions payable                                                              956,252                 956,252
   Due to related parties                                                              51,711                  25,885
   Rents paid in advance and deposits                                                  25,962                 175,992
                                                                           -------------------     -------------------
       Total liabilities                                                            1,093,704               1,187,285

   Commitment (Note 4)

   Partners' capital                                                               38,484,666              38,649,326
                                                                           -------------------     -------------------

                                                                                 $ 39,578,370            $ 39,836,611
                                                                           ===================     ===================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2002               2001
                                                                                ---------------    ---------------
Revenues:
    Rental income from operating leases                                             $  684,549          $ 712,720
    Earned income from direct financing leases                                         223,655            258,451
    Contingent rental income                                                             6,318              4,123
    Interest and other income                                                            3,621             28,733
                                                                                ---------------    ---------------
                                                                                       918,143          1,004,027
                                                                                ---------------    ---------------

Expenses:
    General operating and administrative                                                79,092            144,054
    Professional services                                                               17,468             31,497
    Management fees to related parties                                                  10,426             10,669
    Real estate taxes                                                                       --             13,811
    State and other taxes                                                               49,317             48,174
    Depreciation and amortization                                                      111,031            104,935
    Provision for write-down of assets                                                      --            297,747
                                                                                ---------------    ---------------
                                                                                       267,334            650,887
                                                                                ---------------    ---------------

Income Before Equity in Earnings of Joint Ventures                                     650,809            353,140

Equity in Earnings of Joint Ventures                                                   101,936             63,061
                                                                                ---------------    ---------------

Income from Continuing Operations                                                   $  752,745          $ 416,201

Discontinued Operations (Note 3):
    Income from discontinued operations, net                                            38,847             35,108
                                                                                ---------------    ---------------

Net Income                                                                          $  791,592          $ 451,309
                                                                                ===============    ===============

Income Per Limited Partner Unit
    Continuing operations                                                            $    0.17           $    .09
    Discontinued operations                                                               0.01                .01
                                                                                ---------------    ---------------
                                                                                     $    0.18           $   0.10
                                                                                ===============    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                                        4,500,000          4,500,000
                                                                                ===============    ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2002                  2001
                                                                           -------------------    ------------------
General partners:
    Beginning balance                                                              $  259,109            $  259,109
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      259,109               259,109
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              38,390,217            38,946,975
    Net income                                                                        791,592             3,268,250
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                           (956,252 )          (3,825,008 )
                                                                           -------------------    ------------------
                                                                                   38,225,557            38,390,217
                                                                           -------------------    ------------------

Total partners' capital                                                          $ 38,484,666          $ 38,649,326
                                                                           ===================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                               2002                 2001
                                                                          ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                   $ 869,731          $1,239,409
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Collections on mortgage note receivable                                         --              43,760
                                                                          ----------------     ---------------
              Net cash provided by investing
                  activities                                                           --              43,760
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                         (956,252 )          (956,252 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                              (956,252 )          (956,252 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                   (86,521 )           326,917

Cash and Cash Equivalents at Beginning of Quarter                               1,281,855           1,161,018
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Quarter                                    $1,195,334          $1,487,935
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 2001.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2002 and 2001


3.       Discontinued Operations:

         In January 2002, the Partnership entered into an agreement to sell its property in Las Cruces, New Mexico to the tenant in accordance with the purchase option under the lease. In addition, in February 2002, the Partnership entered into an agreement with an unrelated third party to sell its property in Arlington, Texas.

         The properties have been reclassified from direct financing leases, and from land and building on operating leases, to real estate held for sale and are recorded at the lower of their carrying amount or fair value less cost to sell. In addition, the Partnership stopped recording depreciation, accrued rental income and amortization of lease costs once the properties were placed up for sale. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                                      2002                2001
                                                                 ----------------   -----------------
                 Rental revenues                                        $ 40,838           $  41,080
                 Expenses                                                 (1,991 )            (5,972 )
                                                                 ----------------   -----------------
                 Income from discontinued operations                    $ 38,847           $  35,108
                                                                 ================   =================

4.       Commitment:

         In January 2002, the Partnership entered into an agreement to sell the property in Las Cruces, New Mexico to the tenant in accordance with the purchase option under the lease agreement. As a result, the Partnership reclassified this asset to real estate held for sale (see Note 3).

5.       Subsequent Event:

         In April 2002, the Partnership sold its property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain of approximately $334,000 which will be recognized in the second quarter of 2002.

         On May 1, 2002, Cypress Restaurants of Georgia, Inc., a tenant of the Partnership, filed for Chapter 7 bankruptcy protection. Cypress Restaurants of Georgia, Inc. leases one property from the Partnership. As of May 10, 2002, the lease relating to this property had neither been rejected nor affirmed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2002, the Partnership owned 48 Properties, either directly or indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the quarters ended March 31, 2002 and 2001 was cash from operations (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operations was $869,731 and $1,239,409 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in cash from operations for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At March 31, 2002, the Partnership had $1,195,334 invested in such short-term investments, as compared to $1,281,855 at December 31, 2001. The funds remaining at March 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

         In January 2002, the Partnership entered into an agreement to sell the Property in Las Cruces, New Mexico to the tenant in accordance with the purchase option under the lease agreement. As a result, the Partnership reclassified the assets relating to this Property from direct financing leases, and from land and building on operating leases, to real estate held for sale. In addition, in April 2002, the Partnership sold its Property in Arlington, Texas to an unrelated third party. The Partnership intends to reinvest the net sales proceeds in an additional Property.

         On May 1, 2002, Cypress Restaurants of Georgia, Inc., a tenant of the Partnership, filed for Chapter 7 bankruptcy protection. The general partners will continue to evaluate the Property in the Partnership's portfolio that the tenant is continuing to operate as of May 10, 2002. If the lease is rejected, the lost revenues resulting from the rejected lease could have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease or sell the Property in a timely manner.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current cash from operations the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 2002 and 2001. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2002 and 2001. No amounts distributed to the limited partners for the quarters ended March 31, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities decreased to $1,093,704 at March 31, 2002, from $1,187,285 at December 31, 2001, primarily as a result of a decrease in rents paid in advance at March 31, 2002, as compared to December 31, 2001. The decrease was partially offset by an increase in accounts payable, escrowed real estate taxes payable and amounts due to related parties. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         During the quarters ended March 31, 2001 and 2002, the Partnership owned and leased 39 wholly owned Properties (excluding two Properties which were held for sale) to operators of fast-food and family-style restaurant chains. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $908,204 and $971,171, respectively, in rental income from operating leases and earned income from direct financing leases from these Properties. The decrease in rental and earned income during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily due to the sales of the Properties in Rialto, California and Winter Haven, Florida during 2001. The decrease was partially offset by an increase in rental and earned income during the quarter ended March 31, 2002 as a result of the Partnership reinvesting the majority of these net sales proceeds in Properties in Pflugerville and Pasadena, Texas in December 2001.

         During the quarters ended March 31, 2002 and 2001, the Partnership earned $3,621 and $28,733, respectively, in interest and other income. The decrease in interest and other income during the quarter ended March 31, 2002 was primarily due to a decrease in the average cash balance due to the reinvestment of sales proceeds in additional Properties in December 2001.

         In addition, during the quarters ended March 31, 2002 and 2001, the Partnership owned and leased six Properties (which included one Property sold in March 2001) indirectly through joint venture arrangements and one Property as tenants-in-common with the affiliates of the general partners. In connection therewith, during the quarters ended March 31, 2002 and 2001, the Partnership earned $101,936 and $63,061, respectively, attributable to net income earned by joint ventures. The increase in net income earned by these joint ventures during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to the fact that in April 2001, the Partnership invested in a joint venture arrangement, CNL VII, X, XII Kokomo Joint Venture, with CNL Income Fund VII, Ltd., and CNL Income X, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The increase during the quarter ended March 31, 2002 was partially offset by the fact that in March 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, sold its Property to the tenant. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $267,334 and $650,887 for the quarters ended March 31, 2002 and 2001, respectively. The decrease in operating expenses during the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, was primarily attributable to the Partnership recording a provision for write-down of assets of $297,747 consisting of the accumulated accrued rental income balance relating to the Properties in Winter Haven, Florida and Albany, Georgia. The tenant of the Property in Winter Haven, Florida vacated the Property and ceased rental payments to the Partnership. The tenant of the Property in Albany, Georgia terminated its lease with the Partnership. The provisions represented the difference between the carrying value of the Properties, including the accumulated accrued rental income balance, and the general partners' estimated fair value for each Property. The Partnership sold the Property in Winter Haven, Florida in December 2001 and re-leased the Property in Albany, Georgia in January 2001 to a new tenant with lease terms substantially the same as the Partnership's other leases. In addition, the decrease in operating expenses during the quarter ended March 31, 2002, was partially attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         In addition, operating expenses were higher during the quarter ended March 31, 2001 due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes, as a result of the tenant of the Property in Winter Haven, Florida terminating its lease in July 2001. In October 2001, the Partnership sold the Property and has not continued to incur such expenses.

         During the quarter ended March 31, 2002, the Partnership entered into an agreement with an unrelated third party to sell the Property in Arlington, Texas and into a separate agreement to sell the Property in Las Cruces, New Mexico to the tenant. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the assets from direct financing leases, land and building on operating leases and accrued rental income to real estate held for sale. The Partnership recorded the reclassified assets at the lower of their carrying amount or fair value less cost to sell. In addition, during the quarter ended March 31, 2002, the Partnership suspended the recording of depreciation and accrued rental income upon placing the Properties up for sale. The Partnership recognized net rental income, less property related expenses, amounting to $38,847 and $35,108 during the quarters ended March 31, 2002 and 2001, respectively, relating to these Properties. The amounts were reclassified to Discontinued Operations. In April 2002, the Partnership sold its Property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain of approximately $334,000, which will be recognized in the second quarter of 2002.

         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.


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

                  10.4 Assignment of Management Agreement from CNL Advisors, Inc. to CNL APF Partners, LP. (Included as Exhibit
                           10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 14th day of May, 2002.


                                    By:CNL INCOME FUND XII, LTD.
                                       General Partner


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