Form 10-Q
period 2002-06-30
CNL INCOME FUND XII LTD
filed 2002-08-14
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ____________________ to ______________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                         59-3078856
----------------------------------              -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)


450 South Orange Avenue
Orlando, Florida                                            32801
----------------------------------              -----------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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





Part I                                                               Page
                                                                     ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                            1

                  Condensed Statements of Income                      2

                  Condensed Statements of Partners' Capital           3

                  Condensed Statements of Cash Flows                  4

                  Notes to Condensed Financial Statements             5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                 7-9

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                         9

Part II

   Other Information                                                  10

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                                June 30,              December 31,
                                                                                  2002                    2001
                                                                           -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $  22,397,462           $  21,325,863
   Net investment in direct financing leases                                        8,051,948               8,143,625
   Real estate held for sale                                                          456,578               1,376,319
   Investment in joint ventures                                                     4,479,359               4,577,565
   Cash and cash equivalents                                                        1,145,337               1,281,855
   Certificates of deposit                                                            540,146                 545,107
   Due from related parties                                                             1,471                  25,037
   Accrued rental income, less allowance for doubtful
       accounts of $9,061 in 2002 and 2001                                          2,606,222               2,486,119
   Other assets                                                                        75,525                  75,121
                                                                           -------------------     -------------------

                                                                                $  39,754,048           $  39,836,611
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                              $     19,192            $     22,119
   Real estate taxes payable                                                           19,268                   7,037
   Distributions payable                                                              956,252                 956,252
   Due to related parties                                                              23,560                  25,885
   Rents paid in advance and deposits                                                  30,548                 175,992
                                                                           -------------------     -------------------
       Total liabilities                                                            1,048,820               1,187,285

   Partners' capital                                                               38,705,228              38,649,326
                                                                           -------------------     -------------------

                                                                                $  39,754,048           $  39,836,611
                                                                           ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                    Six Months Ended
                                                                   June 30,                          June 30,
                                                             2002            2001              2002             2001
                                                        ---------------  --------------  ----------------- ---------------
Revenues:
    Rental income from operating leases                     $  674,787      $  644,797       $  1,358,054    $  1,348,931
    Earned income from direct financing leases                 236,757         229,045            460,412         494,818
    Contingent rental income                                     7,896             485             14,662           4,608
    Interest and other income                                   10,503          17,761              9,383          46,494
                                                        ---------------  --------------  ----------------- ---------------
                                                               929,943         892,088          1,842,511       1,894,851
                                                        ---------------  --------------  ----------------- ---------------

Expenses:
    General operating and administrative                        78,224          93,734            162,723         249,173
    Property expenses                                           10,699           8,145             18,018          42,068
    Management fees to related parties                          11,473          10,309             21,899          20,978
    State and other taxes                                          446          10,976             49,763          59,150
    Depreciation and amortization                              110,394         110,905            218,786         221,812
    Provision for write-down of assets                              --          64,518                 --         362,265
                                                        ---------------  --------------  ----------------- ---------------
                                                               211,236         298,587            471,189         955,446
                                                        ---------------  --------------  ----------------- ---------------

Income Before Equity in Earnings of Joint Ventures             718,707         593,501          1,371,322         939,405

Equity in Earnings of Joint Ventures                           104,279          96,087            206,215         159,148
                                                        ---------------  --------------  ----------------- --------------

Income from Continuing Operations                              822,986         689,588          1,577,537       1,098,553

Discontinued Operations (Note 3):
    Income from discontinued operations, net                    19,828          42,344             56,869          84,688
    Gain on disposal of discontinued operations, net           334,000              --            334,000              --
                                                        ---------------  --------------  ----------------- ---------------
                                                               353,828          42,344            390,869          84,688
                                                        ---------------  --------------  ----------------- ---------------

Net Income                                                 $ 1,176,814      $  731,932       $  1,968,406    $  1,183,241
                                                        ===============  ==============  ================= ===============

Income Per Limited Partner Unit
    Continuing operations                                    $    0.18       $    0.15         $     0.35      $     0.24
    Discontinued operations                                       0.08            0.01               0.09            0.02
                                                        ---------------  --------------  ----------------- ---------------
                                                             $    0.26       $    0.16         $     0.44      $     0.26
                                                        ===============  ==============  ================= ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                4,500,000       4,500,000          4,500,000       4,500,000
                                                        ===============  ==============  ================= ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      259,109          $    259,109
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      259,109               259,109
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              38,390,217            38,946,975
    Net income                                                                      1,968,406             3,268,250
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)                                         (1,912,504 )          (3,825,008 )
                                                                         ---------------------    ------------------
                                                                                   38,446,119            38,390,217
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    38,705,228         $  38,649,326
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2002                 2001
                                                                          ----------------     ---------------
Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $  1,815,495        $  1,955,977
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Additions to land and building on operating leases                      (1,287,713 )                --
       Proceeds from sale of assets                                             1,248,203                  --
       Investment in joint venture                                                     --          (1,689,609 )
       Return of capital from joint venture                                            --           1,663,260
       Collections on mortgage note receivable                                         --              43,760
                                                                          ----------------     ---------------
              Net cash provided by (used in) investing
                  activities                                                      (39,510 )            17,411
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,912,504 )        (1,912,504 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (1,912,504 )        (1,912,504 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash
    Equivalents                                                                  (136,519 )            60,884

Cash and Cash Equivalents at Beginning of Period                                1,281,855           1,161,018
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                   $  1,145,336        $  1,221,902
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the remaining proceeds from the 2001 sale of the property in Winter Haven, Florida and the net sales proceeds from the sale of the property in Arlington, Texas (see
         Note 4) in a property in San Antonio, Texas at an approximate cost of $1,287,700. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see Note 5).

4.       Discontinued Operations:

         During 2002, the Partnership entered into an agreement with an unrelated third party to sell its property in Valdosta, Georgia. The property has been reclassified from land and building on operating leases and accrued rental income, to real estate held for sale and was recorded at the lower of its carrying amount or fair value less cost to sell. In addition, the Partnership stopped recording depreciation and accrued rental income once the property was identified for sale.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2002 and 2001


4.       Discontinued Operations - Continued:

         In April 2002, the Partnership sold its property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                          Quarter Ended June 30,            Six Months Ended June 30,
                                                          2002              2001            2002            2001
                                                      -------------     --------------  -------------   --------------
         Rental revenues                                 $  21,151         $   42,334      $  62,822       $   84,688
         Other income                                          700                 --            700               --
         Expenses                                           (2,023 )               --         (6,653 )             --
         Gain on disposal of assets                        334,000                 --        334,000               --
                                                      -------------     --------------  -------------   --------------
         Income from discontinued operations             $ 353,828         $   42,334      $ 390,869       $   84,688
                                                      =============     ==============  =============   ==============

5.       Related Party Transactions:

         In June 2002,  the  Partnership  acquired a  property  in San  Antonio,
         Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,287,700 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property, including closing costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2001 and 2002, the Partnership owned 41 Properties directly. In addition, as of June 30, 2001 and 2002, the Partnership owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         The Partnership's primary source of capital for the six months ended June 30, 2002 and 2001 was cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses). Cash from operating activities was $1,815,495 and $1,955,977 for the six months ended June 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the six months ended June 30, 2002, was primarily a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         During the quarter and six months ended June 30, 2002, the Partnership sold its Property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. In June 2002, the Partnership reinvested the remaining proceeds from the 2001 sale of the Property in Winter Haven, Florida and the net sales proceeds from the sale of its Property in Arlington, Texas, in a Property in San Antonio, Texas at an approximate cost of $1,287,700. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property, including closing costs.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At June 30, 2002, the Partnership had $1,145,337 invested in such short-term investments, as compared to $1,281,855 at December 31, 2001. The funds remaining at June 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 2002 and 2001 ($956,252 for each applicable quarter). This represents distributions for each of the six months of $0.43 per unit ($0.21 for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2002 and 2001. No amounts distributed to the limited partners for the six months ended June 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities were $1,048,820 at June 30, 2002, from $1,187,285 at December 31, 2001, primarily as a result of a decrease in rents paid in advance at June 30, 2002, as compared to December 31, 2001. The decrease was partially offset by an increase in real estate taxes payable. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,818,466 for the six months ended June 30, 2002, as compared to $1,843,749 in the comparable period of 2001, of which $911,544 and $873,842 were earned during the second quarter of 2002 and 2001, respectively. The decrease in rental revenues during the six months ended June 30, 2002, as compared to the same period of 2001, was primarily due to the sales of the Properties in Rialto, California and Winter Haven, Florida during 2001. The decrease was partially offset by an increase in rental revenues during the six months ended June 30, 2002 as a result of the Partnership reinvesting the majority of these net sales proceeds in Properties in Pflugerville and Pasadena, Texas in December 2001.

         On May 1, 2002, Cypress Restaurants of Georgia, Inc., a tenant of the Partnership, filed for Chapter 7 bankruptcy protection. The general partners will continue to evaluate the Property in the Partnership's portfolio that the tenant is continuing to operate as of July 31, 2002. If the lease is rejected, the lost revenues resulting from the rejected lease will have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         For the six months ended June 30, 2002 and 2001, the Partnership also earned $14,662 and $4,608, respectively, in contingent rental income, $7,896 and $485 of which was earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in contingent rental income during the quarters and six months ended June 30, 2002, as compared to the same periods of 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties whose leases require the payment of contingent rental income.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $9,383 and $46,494, respectively, in interest and other income, of which $10,503 and $17,761 were earned during the quarters ended June 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and six months ended June 30, 2002, as compared to the same periods of 2001, was due to a decrease in the average cash balance and due to a decline in interest rates.

         During the six months ended June 30, 2002 and 2001, the Partnership earned $206,215 and $159,148, respectively, attributable to net income earned by joint ventures, of which $104,279 and $96,087 were earned during the quarters ended June 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the six months ended June 30, 2002, as compared to the same period of 2001, was primarily attributable to the fact that in April 2001, the Partnership invested in a joint venture arrangement, CNL VII, X, XII Kokomo Joint Venture, with CNL Income Fund VII, Ltd., and CNL Income X, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The increase during the six months ended June 30, 2002 was partially offset by the fact that in March 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, sold its Property to the tenant. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $471,189 and $955,446 for the six months ended June 30, 2002 and 2001, respectively, of which $211,236 and
$298,587 was incurred during the quarters ended June 30, 2002 and 2001, respectively. Operating expenses were higher during the six months ended June 30, 2001, as compared to the same period of 2002, as a result of the Partnership recording a provision for write-down of assets of $362,265 consisting of the accumulated accrued rental income balance relating to the Properties in Winter Haven, Florida and Albany, Georgia. The tenant of the Property in Winter Haven, Florida vacated the Property and ceased rental payments to the Partnership. The tenant of the Property in Albany, Georgia terminated its lease with the Partnership. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership sold the Property in Winter Haven, Florida in December 2001 and re-leased the Property in Albany, Georgia in January 2001 to a new tenant with lease terms substantially the same as the Partnership's other leases. In addition, operating expenses were higher during 2001, due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes in connection with the Property in Winter Haven, Florida. The decrease in operating expenses during the quarter and six months ended June 30, 2002, was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

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

         In June of 2002, the Partnership entered into an agreement with an unrelated third party to sell the Property in Valdosta, Georgia. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Partnership reclassified the assets from land and building on operating leases and accrued rental income to real estate held for sale. The Partnership recorded the reclassified assets at the lower of their carrying amount or fair value less cost to sell. The Partnership also suspended the recording of depreciation and accrued rental income upon identifying the Property for sale. In addition, in April 2002, the Partnership sold its Property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. The Partnership recognized net rental income from discontinued operations (rental revenues less property related expenses) amounting to $56,869 and $84,688 during the six months ended June 30, 2002 and 2001, respectively, relating to these Properties, of which $19,828 and $42,334 was earned during the quarters ended June 30, 2002 and 2001, respectively. The amounts were reported as Discontinued Operations in the accompanying financial statements.


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

                    10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)

                    (b)      Reports on Form 8-K

                             No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 8th day of August, 2002.


                                    By: CNL INCOME FUND XII, LTD.
                                        General Partner


                                        By:/s/ James M. Seneff, Jr.
                                           -------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        By:/s/ Robert A. Bourne
                                           -------------------------------
                                           ROBERT A. BOURNE
                                           President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:  August 8, 2002                      /s/ James M. Seneff, Jr.
      ---------------------                --------------------------------
                                           Name:  James M. Seneff, Jr.
                                           Title:   Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

            PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

The undersigned, Robert A. Bourne, the President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XII, Ltd. (the "Partnership"), has executed this certification in connection with the filing with the Securities and Exchange Commission of the Partnership's Quarterly Report on Form 10-Q for the period ending June 30, 2002 (the "Report"). The undersigned hereby certifies that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

Date:  August 8, 2002                       /s/ Robert A. Bourne
     ----------------------                 -------------------------------
                                            Name:  Robert A. Bourne
                                            Title: President and Treasurer

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

            10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Filed herewith.)