Form 10-Q
period 2002-09-30
CNL INCOME FUND XII LTD
filed 2002-11-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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

                                    CONTENTS





Part I                                                                  Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     7-10

   Item 3.   Quantitative and Qualitative Disclosures About
                  Market Risk                                             10

   Item 4.   Controls and Procedures                                      10

Part II

   Other Information                                                      11-12

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             September 30,            December 31,
                                                                                  2002                    2001
                                                                           -------------------     -------------------
                               ASSETS

   Land and buildings on operating leases, net                                  $  23,000,483           $  21,325,863
   Net investment in direct financing leases                                        8,005,900               8,143,625
   Real estate held for sale                                                               --               1,376,319
   Investment in joint ventures                                                     4,453,437               4,577,565
   Cash and cash equivalents                                                        1,079,166               1,281,855
   Certificates of deposit                                                            542,526                 545,107
   Receivables, less allowance for doubtful accounts of $53,499
       and $51,016, respectively                                                        8,941                   5,584
   Due from related parties                                                            10,510                  25,037
   Accrued rental income, less allowance for doubtful
       accounts of $9,061 in 2002 and 2001                                          2,670,356               2,486,119
   Other assets                                                                        66,793                  69,537
                                                                           -------------------     -------------------

                                                                                $  39,838,112           $  39,836,611
                                                                           ===================     ===================

                  LIABILITIES AND PARTNERS' CAPITAL

   Accounts payable                                                             $      20,083            $     22,119
   Real estate taxes payable                                                           23,252                   7,037
   Distributions payable                                                              956,252                 956,252
   Due to related parties                                                              33,853                  25,885
   Rents paid in advance and deposits                                                  26,453                 175,992
                                                                           -------------------     -------------------
       Total liabilities                                                            1,059,893               1,187,285

   Partners' capital                                                               38,778,219              38,649,326
                                                                           -------------------     -------------------

                                                                                $  39,838,112           $  39,836,611
                                                                           ===================     ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                Quarter Ended                   Nine Months Ended
                                                                September 30,                     September 30,
                                                             2002            2001              2002             2001
                                                        ---------------  --------------  ----------------- ---------------
Revenues:
    Rental income from operating leases                     $  719,587      $  622,771       $  2,077,641    $  1,971,701
    Earned income from direct financing leases                 228,319         235,898            688,731         730,716
    Contingent rental income                                     7,127           7,877             21,789          12,485
    Interest and other income                                    2,611          28,214             11,994          74,708
                                                        ---------------  --------------  ----------------- ---------------
                                                               957,644         894,760          2,800,155       2,789,610
                                                        ---------------  --------------  ----------------- ---------------

Expenses:
    General operating and administrative                        73,644          49,899            236,367         299,072
    Property expenses                                            7,376          25,967             25,394          68,033
    Management fees to related parties                           9,785           9,542             31,684          30,520
    State and other taxes                                           --              --             49,763          59,150
    Depreciation and amortization                              115,114          90,473            333,900         312,286
    Provision for write-down of assets                              --              --                 --         362,265
                                                        ---------------  --------------  ----------------- ---------------
                                                               205,919         175,881            677,108       1,131,326
                                                        ---------------  --------------  ----------------- ---------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                 751,725         718,879          2,123,047       1,658,284

Gain on Sale of Assets                                              --         345,279                 --         345,279

Equity in Earnings of Joint Ventures                           101,659         101,078            307,874         260,226
                                                        ---------------  --------------- -----------------  --------------

Income from Continuing Operations                              853,384       1,165,236          2,430,921       2,263,789

Discontinued Operations (Note 4):
    Income from discontinued operations, net                     8,776          16,512             65,645         101,200
    Gain on disposal of discontinued operations, net           167,083              --            501,083              --
                                                        ---------------  --------------  ----------------- ---------------
                                                               175,859          16,512            566,728         101,200
                                                        ---------------  --------------  ----------------- ---------------

Net Income                                                 $ 1,029,243     $ 1,181,748       $  2,997,649    $  2,364,989
                                                        ===============  ==============  ================= ===============

Income Per Limited Partner Unit
    Continuing operations                                    $    0.19       $    0.25         $     0.54      $     0.50
    Discontinued operations                                       0.04            0.01               0.13            0.03
                                                        ---------------  --------------  ----------------- ---------------
                                                             $    0.23       $    0.26         $     0.67      $     0.53
                                                        ===============  ==============  ================= ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                4,500,000       4,500,000          4,500,000       4,500,000
                                                        ===============  ==============  ================= ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                          Nine Months Ended          Year Ended
                                                                            September 30,           December 31,
                                                                                 2002                   2001
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                          $      259,109          $    259,109
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      259,109               259,109
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              38,390,217            38,946,975
    Net income                                                                      2,997,649             3,268,250
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                                         (2,868,756 )          (3,825,008 )
                                                                         ---------------------    ------------------
                                                                                   38,519,110            38,390,217
                                                                         ---------------------    ------------------

Total partners' capital                                                       $    38,778,219         $  38,649,326
                                                                         =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               2002                 2001
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $  2,798,713        $  2,883,068
                                                                          ----------------     ---------------

    Cash Flows from Investing Activities:
       Increase in restricted cash                                                     --          (1,383,034 )
       Additions to land and building on operating leases                      (2,004,511 )                --
       Proceeds from sale of assets                                             1,871,865           1,382,365
       Investment in joint venture                                                     --          (1,689,609 )
       Liquidating distribution from joint venture                                     --           1,663,260
       Collections on mortgage note receivable                                         --              43,760
                                                                          ----------------     ---------------
              Net cash provided by (used in) investing
                 activities                                                      (132,646 )            16,742
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,868,756 )        (2,868,756 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (2,868,756 )        (2,868,756 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                             (202,689 )            31,054

Cash and Cash Equivalents at Beginning of Period                                1,281,855           1,161,018
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                   $  1,079,166        $  1,192,072
                                                                          ================     ===============

Supplemental Schedule of Non-Cash Financing Activities:

       Distributions declared and unpaid at end of
          period                                                              $   956,252         $   956,252
                                                                          ================     ===============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2002, may not be indicative of the results that may be expected for the year ending December 31, 2002. Amounts as of December 31, 2001, included in the financial statements, have been derived from audited financial statements as of that date.

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

2.       Reclassification:

         Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on total partners' capital or net income.

3.       Land and Buildings on Operating Leases:

         In June 2002, the Partnership reinvested the majority of the remaining proceeds from the 2001 sale of the property in Winter Haven, Florida and the net sales proceeds from the sale of the property in Arlington, Texas (see Note 4) in a property in San Antonio, Texas at an approximate cost of $1,287,700. The Partnership acquired this property from CNL Funding 2001-A, LP, an affiliate of the general partners (see
         Note 5).

         In September 2002, the Partnership reinvested the proceeds from the sale of the property in Valdosta, Georgia (see Note 4) in a property in Clive, IA for an approximate cost of $716,800. The Partnership acquired this property from CNL Net Lease Investors, L.P., an affiliate of the general partners (see Note 5).

4.       Discontinued Operations:

         In April 2002, the Partnership sold its property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2002 and 2001


4.       Discontinued Operations - Continued:

         In August 2002, the Partnership sold its property in Valdosta, Georgia to an unrelated third party for approximately $627,000 and received net sales proceeds of approximately $623,700 resulting in a gain on disposal of discontinued operations of approximately $167,100. The financial results for these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of discontinued operations are as follows:

                                                Quarter Ended September 30,       Nine Months Ended September 30,
                                                   2002             2001              2002                2001
                                              ---------------   --------------   ----------------    ---------------
          Rental revenues                          $   9,476       $   42,344        $    72,298         $  127,032
          Expenses                                      (700 )        (25,832 )           (6,653 )          (25,832 )
          Gain on disposal of assets                 167,083               --            501,083                 --
                                              ---------------   --------------   ----------------    ---------------
          Income from discontinued
               operations                         $  175,859       $   16,512        $   566,728         $  101,200
                                              ===============   ==============   ================    ===============

5.       Related Party Transactions:

         In June 2002,  the  Partnership  acquired a  property  in San  Antonio,
         Texas, from CNL Funding 2001-A, LP, for a purchase price of approximately $1,287,700 (see Note 3). CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

         In September 2002, the Partnership acquired a property in Clive, Iowa from CNL Net Lease Investors, L.P. ("NLI") at an approximate cost of $716,800. During 2002, and prior to the Partnership's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property in Clive, Iowa at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited Partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2001, the Partnership owned 40 Properties directly. As of September 30, 2002, the Partnership owned 41 Properties directly. In addition, as of September 30, 2001 and 2002, the Partnership owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities (which includes cash received from tenants, distributions from joint ventures, and interest and other income received, less cash paid for expenses) was $2,798,713 and $2,883,068 for the nine months ended September 30, 2002 and 2001, respectively. The decrease in cash from operating activities for the nine months ended September 30, 2002, was a result of changes in the Partnership's working capital and changes in income and expenses, as described in "Results of Operations" below.

         Other sources and uses of capital included the following during the nine months ended September 30, 2002.

         During the nine months ended September 30, 2002, the Partnership sold its Property in Arlington, Texas to an unrelated third party for approximately $1,288,600 and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. In June 2002, the Partnership reinvested the majority of the remaining proceeds from the 2001 sale of the Property in Winter Haven, Florida and the net sales proceeds from the sale of its Property in Arlington, Texas, in a Property in San Antonio, Texas at an approximate cost of $1,287,700. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         During the quarter and nine months ended September 2002, the Partnership sold its Property in Valdosta, Georgia to an unrelated third party for approximately $627,000 and received net sales proceeds of approximately $623,700 resulting in a gain on disposal of discontinued operations of approximately $167,100. In September 2002, the Partnership used the proceeds from the sale of this Property to acquire a Property in Clive, Iowa from CNL Net Lease Investors, L.P. ("NLI"), a California Limited Partnership, at an approximate cost of $716,800. The sale of the Property and the reinvestment of the net sales proceeds was structured to qualify as a like-kind exchange transaction for federal income tax purposes. However, the Partnership anticipates that its distributions will be sufficient to enable the limited partners to pay federal and state income taxes, if any, (at a level reasonably assumed by the general partners), resulting from the sale. During 2002, and prior to the Partnership's acquisition of this Property, CNL Financial LP Holding, LP ("CFN"), a Delaware Limited Partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Property in Clive, Iowa at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's general partners.

         Currently, cash reserves and rental income from the Partnership's Properties are invested in money market accounts or other short-term, highly liquid investments, such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses or to make distributions to the partners. At September 30, 2002, the Partnership had $1,079,166 invested in such short-term investments, as compared to $1,281,855 at December 31, 2001. The decrease in cash and cash equivalents at September 30, 2002 was due to the fact that the Partnership reinvested a portion of the remaining proceeds from the 2001 sale of the Property in Winter Haven, Florida. The funds remaining at September 30, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

Short-Term Liquidity

         The Partnership's investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes the Partnership's operating expenses. The general partners believe that the leases will generate net cash flow in excess of operating expenses.

         The Partnership's short-term liquidity requirements consist primarily of the operating expenses of the Partnership.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with the operations of the Partnership.

         Total liabilities were $1,059,893 at September 30, 2002, from $1,187,285 at December 31, 2001, primarily as a result of a decrease in rents paid in advance at September 30, 2002, as compared to December 31, 2001. The decrease was partially offset by an increase in real estate taxes payable. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 2002 and 2001 ($956,252 for each applicable quarter). This represents distributions for each of the nine months of $0.64 per unit ($0.21 for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2002 and 2001. No amounts distributed to the limited partners for the nine months ended September 30, 2002 and 2001 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,766,372 for the nine months ended September 30, 2002, as compared to $2,702,417 in the comparable period of 2001, of which $947,906 and $858,669 were earned during the second quarter of 2002 and 2001, respectively. The increase in rental revenues during the quarter and nine months ended September 30, 2002 as compared to the same periods of 2001, was primarily due to the Partnership reinvesting the majority of the net sales proceeds from the 2001 sales of the Properties in Rialto, California and Winter Haven, Florida in Properties in Pflugerville and Pasadena, Texas in December 2001. The increase in rental revenues was also partially attributable to the Partnership reinvesting the proceeds from the sale of the Property in Arlington, Texas in a Property in San Antonio, Texas.

         In May 2002, Cypress Restaurants of Georgia, Inc., a lessee filed for Chapter 7 bankruptcy protection. The general partners will continue to evaluate the Property in the Partnership's portfolio that the tenant is continuing to operate as of November 7, 2002. If the lease is rejected, the lost revenues resulting from the rejected lease will have an adverse effect on the results of operations of the Partnership, if the Partnership is not able to re-lease the Property in a timely manner.

         For the nine months ended September 30, 2002 and 2001, the Partnership also earned $21,789 and $12,485, respectively, in contingent rental income, $7,127 and $7,877 of which was earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in contingent rental income during the nine months ended September 30, 2002, as compared to the same period of 2001, was primarily attributable to an increase in gross sales for certain restaurant Properties the leases of which require the payment of contingent rental income.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $11,994 and $74,708, respectively, in interest and other income, of which $2,611 and $28,214 were earned during the quarters ended September 30, 2002 and 2001, respectively. The decrease in interest and other income during the quarter and nine months ended September 30, 2002, as compared to the same periods of 2001, was due to a decrease in the average cash balance and a decline in interest rates.

         During the nine months ended September 30, 2002 and 2001, the Partnership earned $307,874 and $260,226, respectively, attributable to net income earned by joint ventures, of which $101,659 and $101,078 were earned during the quarters ended September 30, 2002 and 2001, respectively. The increase in net income earned by joint ventures during the nine months ended September 30, 2002, as compared to the same period of 2001, was primarily attributable to the fact that in April 2001, the Partnership invested in a joint venture arrangement, CNL VII, X, XII Kokomo Joint Venture, with CNL Income Fund VII, Ltd., and CNL Income X, Ltd., each of which is a Florida limited partnership and an affiliate of the general partners. The increase during the nine months ended September 30, 2002 was partially offset by the fact that in March 2001, Middleburg Joint Venture, in which the Partnership owned a 87.54% interest, sold its Property to the tenant. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         Operating expenses, including depreciation and amortization expense, and provision for write-down of assets were $677,108 and $1,131,326 for the nine months ended September 30, 2002 and 2001, respectively, of which $205,919 and $175,881 were incurred during the quarters ended September 30, 2002 and 2001, respectively. Operating expenses were higher during the nine months ended September 30, 2001, as compared to the same period of 2002, as a result of the Partnership recording a provision for write-down of assets of $362,265 consisting of the accumulated accrued rental income balance relating to the Properties in Winter Haven, Florida and Albany, Georgia. The tenant of the Property in Winter Haven, Florida vacated the Property and ceased rental payments to the Partnership. The tenant of the Property in Albany, Georgia terminated its lease with the Partnership. The accrued rental income was the accumulated amount of non-cash accounting adjustments previously recorded in order to recognize future scheduled rent increases as income evenly over the term of the lease. The Partnership sold the Property in Winter Haven, Florida in December 2001 and re-leased the Property in Albany, Georgia in January 2001 to a new tenant with lease terms substantially the same as the Partnership's other leases. In addition, operating expenses were higher during 2001, due to the fact that the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes in connection with the Property in Winter Haven, Florida. The decrease in operating expenses during the nine months ended September 30, 2002, was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         The increase in operating expenses during the quarter ended September 30, 2002 was due to depreciation expense attributed to the acquisition of a Property in Houston, Texas, as described in "Capital Resources" above. Although this Property replaced a Property that was sold, the expenses related to disposed Properties are reported as discontinued operations in the financial statements as required by a newly adopted accounting pronouncement, as described below. The increase in operating expenses was partially offset by the fact that the Partnership will not continue to incur expenses related to the Property in Winter Haven, Florida which was sold in December 2001.

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

         During the nine months ended September 30, 2002, the Partnership identified and sold two Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The proceeds from the sales were reinvested in income producing Properties.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                  99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                  (b)      Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 11th day of November, 2002.



                                            CNL INCOME FUND XII, LTD.

                                            By:CNL REALTY CORPORATION
                                               General Partner


                                               By:/s/ James M. Seneff, Jr.
                                                  ---------------------------
                                                  JAMES M. SENEFF, JR.
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


                                               By:/s/ Robert A. Bourne
                                                  ---------------------------
                                                  ROBERT A. BOURNE
                                                  President and Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer)

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XII, Ltd. (the "registrant"), certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002


/s/ James M. Seneff, Jr.
-----------------------------
James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XII, Ltd. (the "registrant") certify that:

         1. I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  the
            registrant;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c. presented in this quarterly report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b. any fraud, whether or not material,  that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 11, 2002


/s/ Robert A. Bourne
------------------------------
Robert A. Bourne
President and Treasurer

                                  EXHIBIT INDEX


Exhibit Number

        (c)   Exhibits

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

                10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

                99.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                99.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 99.1

                                  EXHIBIT 99.2