Form 10-K
period 2002-12-31
CNL INCOME FUND XII LTD
filed 2003-03-28
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No __

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes __ No X

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

         As of December 31, 1999, the Partnership owned 42 Properties directly and owned six Properties indirectly through joint venture or tenancy in common arrangements. During 2000, the Partnership sold its Property in Cleveland, Tennessee and reinvested the majority of the net sales proceeds in a Krystal Property in Pooler, Georgia. In addition, during 2000, the Partnership sold its Property in Bradenton, Florida and reinvested the majority of the net sales proceeds in a Property in Colorado Springs, Colorado as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. During the year ended December 31, 2001, the Partnership and the joint venture partner liquidated Middleburg Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The Partnership reinvested the majority of these proceeds in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one Property. In addition, during 2001, the Partnership sold its Properties in Rialto, California and Winter Haven, Florida and reinvested the net sales proceeds in two Properties, one each in Pasadena and Pflugerville, Texas. During the year ended December 31, 2002, the Partnership sold its Property in Arlington, Texas to a third party and reinvested the net sales proceeds from the sale and the remaining portion of the net sales proceeds from the 2001 sale of the Property in Winter Haven, Florida in a Property in San Antonio, Texas. In addition, during 2002, the Partnership sold its Property in Valdosta, Georgia to a third party and reinvested the net sales proceeds in a Property in Clive, Iowa. As of December 31, 2002, the Partnership owned 41 Properties directly and held interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the General Partners as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income tax considerations. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

Leases

         Although there are variations in the specific terms of the leases, the following is a summarized description of the general structure of the Partnership's leases. The leases of the Properties owned by the Partnership and the joint ventures in which the Partnership is a co-venturer provide for initial terms ranging from 5 to 20 years (the average being 18 years), and expire between 2004 and 2020. Generally, the leases are on a triple-net basis, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $48,000 to $228,500. Generally, the leases provide for percentage rent, based on sales in excess of a specified amount, to be paid annually. In addition, the majority of the leases provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase.

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

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

Major Tenants

         During 2002, two lessees (or groups of affiliated tenants) of the Partnership, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.)
(hereinafter referred to as "Jack in the Box Inc.") and (ii) Flagstar Enterprises, Inc., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2002, Jack in the Box Inc. was the lessee under leases relating to eight restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2003. In addition, four Restaurant
Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than 10% of the Partnership's total rental revenues during 2002 (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease these Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2002:

               Entity Name             Year      Ownership               Partners                   Property
      Des Moines Joint Venture         1992       18.61%      CNL Income Fund VII, Ltd.        Des Moines, WA
                                                              CNL Income Fund XI, Ltd.

      Williston Real Estate Joint      1993       59.05%      CNL Income Fund X, Ltd.          Williston, FL
           Venture





      Kingsville Real Estate Joint     1993       31.13%      CNL Income Fund IV, Ltd.         Kingsville, TX
           Venture
      Columbus Joint Venture           1998       27.72%      CNL Income Fund XVI, Ltd.        Columbus, OH
                                                              CNL Income Fund XVIII, Ltd.

      Bossier City Joint Venture       1999       55.00%      CNL Income Fund VIII, Ltd.       Bossier City, LA
                                                              CNL Income Fund XIV, Ltd.

      CNL Income Fund VII, Ltd.,       2000       57.00%      CNL Income Fund VII, Ltd.        Colorado Springs,
           and CNL Income Fund XII,                                                            CO
           Ltd. Tenants in Common

      CNL VIII, X, XII Kokomo Joint    2001       80.00%      CNL Income Fund VIII, Ltd.       Kokomo, IN
           Venture                                            CNL Income Fund X, Ltd.

         Each of the joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the business entity. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the business entity.

         CNL VIII, X, XII Kokomo Joint Venture has an initial term of 30 years. Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture,
Kingsville Real Estate Joint Venture, Columbus Joint Venture and Bossier City Joint Venture each have an initial term of 20 years and, after the expiration of the initial term, continues in existence from year to year unless terminated at the option of either joint venturer by an event of dissolution. Events of dissolution include the bankruptcy, insolvency or termination of any joint venturer, sale of the Property owned by the joint venture and mutual agreement of the Partnership and its joint venture partner to dissolve the joint venture. Any liquidation proceeds, after paying joint venture debts and liabilities and funding reserves for contingent liabilities, will be distributed first to the joint venture partners with positive capital account balances in proportion to such balances until such balances equal zero, and thereafter in proportion to each joint venture partner's percentage interest in the joint venture.

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer to assign its joint venture or tenancy in common interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

         The use of joint venture and tenancy in common arrangements allows the Partnership to fully invest its available funds at times at which it would not have sufficient funds to purchase an additional property, or at times when a suitable opportunity to purchase an additional property is not available. The use of joint venture and tenancy in common arrangements also provides the Partnership with increased diversification of its portfolio among a greater number of properties. In addition, tenancy in common arrangements may allow the Partnership to defer the gain for federal income tax purposes upon the sale of the property if the proceeds are reinvested in an additional property.

Certain Management Services

         RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. CNL APF Partners, LP assigned its rights in, and its obligations under, the management agreement with the Partnership to RAI Restaurants, Inc. ("Advisor") effective January 1, 2002. All of the terms and conditions of the management agreement, including the payment of fees, remained unchanged. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership had agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

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

Employees

         The Partnership has no employees. The officers of CNL Realty Corporation and the officers and employees of CNL American Properties Fund, Inc. ("APF"), the parent company of the Advisor, perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2. Properties

         As of December 31, 2002, the Partnership owned 48 Properties. Of the 48 Properties, 41 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and one is owned with an affiliate through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement. Reference is made to the Schedule of Real Estate and Accumulated Depreciation for a listing of the Properties and their respective costs, including acquisition fees and certain acquisition expenses.

Description of Properties

         Land. The Partnership's Property sites range from approximately 9,200 to 120,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by state. More detailed information regarding the location of the Properties is contained in the Schedule of Real Estate and Accumulated Depreciation for the year ended December 31, 2002.

               State                             Number of Properties

               Alabama                                         1
               Arizona                                         5
               California                                      1
               Colorado                                        1
               Florida                                         2
               Georgia                                         5
               Indiana                                         1
               Iowa                                            1
               Louisiana                                       2
               Mississippi                                     2
               Missouri                                        2
               New Mexico                                      1
               North Carolina                                  4
               Ohio                                            2
               South Carolina                                  2
               Tennessee                                       4
               Texas                                          11
               Washington                                      1
                                                           ------
               TOTAL PROPERTIES                               48
                                                           ======

         Buildings. Each of the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, includes a building that is one of a Restaurant Chain's approved designs. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2002, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $33,872,208 and $9,008,446, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2002 by Restaurant Chain.

               Restaurant Chain                          Number of Properties

                Arby's                                              1
                Bennigan's                                          1
                Burger King                                         1
                Denny's                                             8
                Golden Corral                                       2
                Hardee's                                           11
                IHOP                                                1
                Jack in the Box                                     8
                KFC                                                 1
                Krispy Kreme                                        1
                Krystal                                             1
                Long John Silver's                                  6
                Taco Cabana                                         3
                Other                                               3
                                                                 -----
                TOTAL PROPERTIES:                                  48
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

         As of December 31, 2002, 2001, 2000 and 1999 the Properties were 100% occupied. As of December 31, 1998, the Properties were 96% occupied. The following is a schedule of the average rent per property for the years ended December 31:

                                      2002              2001             2000              1999              1998
                                  --------------    -------------    --------------    -------------     -------------
Rental Income (1)                   $ 4,252,212     $ 4,210,846        $4,102,805       $4,299,590        $4,247,369
Properties                                   48              48                48               48                48
Average Per Property                 $   88,588      $   87,726          $ 85,475         $ 89,575          $ 88,487


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2002 for the next ten years and thereafter.

                                                                        Percentage of
                               Number            Annual Rental          Gross Annual
  Expiration Year            of Leases              Revenues            Rental Income
--------------------      -----------------    -------------------   ------------------

          2003                     --                  $     --                    --
          2004                      1                    14,942                  .33%
          2005                     --                        --                    --
          2006                     --                        --                    --
          2007                      1                   198,625                 4.41%
          2008                     --                        --                    --
          2009                      1                    55,233                 1.23%
          2010                      2                   108,274                 2.41%
          2011                      6                   688,115                15.29%
          2012                      11                1,066,032                23.68%
          Thereafter                26                2,369,807                52.65%
                                 ---------      ----------------     -----------------
          Total                     48             $  4,501,028               100.00%
                                 =========      ================     =================

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2002 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $76,800 (ranging from approximately $61,500 to $93,300).

         Jack in the Box Inc. leases eight Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $107,500 (ranging from approximately $83,500 to $135,800).


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

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 10, 2003, there were 3,464 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2002, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2002, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2002 and 2001 other than pursuant to the Plan, net of commissions.

                                             2002 (1)                                2001 (1)
                                 ----------------------------------     ------------------------------------
                                   High         Low        Average        High          Low        Average
                                 ---------    --------    ----------    ---------    ---------    ----------
         First Quarter              $9.50      $ 6.37         $ 8.12       $6.12       $ 5.60         $ 5.78
         Second Quarter              7.09        6.73           6.90        9.50         6.20           7.25
         Third Quarter               9.50        6.37           8.76       10.00         6.23           7.18
         Fourth Quarter              9.50        6.37           7.74        8.00         6.50           6.94

(1)      A total of 53,865 and 35,663 Units were transferred other than pursuant
         to  the  Plan  for  the  years  ended   December  31,  2002  and  2001,
         respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the Partnership Agreement.

         For the years ended December 31 2002 and 2001, the Partnership declared cash distributions of $3,937,508 and $3,825,008, respectively, to the Limited
Partners. Distributions during the year ended December 31, 2002 included $112,500 in a special distribution representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 2002 and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

            Quarter Ended             2002               2001
            ------------------   ---------------    ---------------

            March 31                  $ 956,252         $  956,252
            June 30                     956,252            956,252
            September 30                956,252            956,252
            December 31               1,068,752            956,252

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

(b)      Not applicable.

Item 6.  Selected Financial Data

                                           2002             2001              2000             1999              1998
                                       -------------    --------------    -------------    --------------    -------------
Year ended December 31:
  Continuing Operations (4):
      Revenues                           $3,690,280        $3,705,082       $3,909,923        $3,907,627       $4,003,059
      Equity in earnings of
        joint ventures                      409,465           364,478          373,694           344,964           95,142
      Income from continuing
        operations (1)                    3,209,078         3,133,332        3,653,711         3,508,478        2,790,122

  Discontinued Operations (4):
      Revenues                               72,298           169,361          169,376           171,008          177,858
      Income from discontinued
        operations (2)                      566,478           134,918          166,505           136,565          143,415

  Net income                              3,775,556         3,268,250        3,820,216         3,645,043        2,933,537

  Net income (loss) per Unit:
      Continuing operations                $   0.71          $   0.70         $   0.81          $   0.78         $   0.62
      Discontinued operations                  0.13              0.03             0.04              0.03             0.03
                                       -------------    --------------    -------------    --------------    -------------
         Total                             $   0.84          $   0.73         $   0.85          $   0.81         $   0.65
                                       =============    ==============    =============    ==============    =============

  Cash distributions declared (3)        $3,937,508        $3,825,008       $3,825,008        $3,825,008       $3,960,008
  Cash distributions declared
      per Unit (3)                             0.88              0.85             0.85              0.85             0.88


  At December 31:
      Total assets                      $39,827,704       $39,836,611      $40,319,220       $40,440,927      $40,634,898
      Partners' capital                  38,487,374        38,649,326       39,206,084        39,210,876       39,390,841

(1) Income from continuing operations for the years ended December 31, 2001, 2000 and 1999, includes $349,516, $254,405 and $74,714 from gains on sales of assets. Income from continuing operations for the year ended December 31, 1998 includes $104,374 from a loss on sale of assets. Income from continuing operations for the years ended 2002, 2001, 2000 and 1998 includes $6,584, $362,265, $155,281 and $206,535, respectively, for provisions for write-down of assets.

(2) Income from discontinued operations for the year ended December 31, 2002 includes $501,083 from gain on sale of discontinued operations.

(3) Distributions for the years ended December 31, 2002 and 1998, include a special distribution to the Limited Partners of $112,500 and $135,000, respectively, which represented cumulative excess operating reserves.

(4) Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation. These reclassifications had no effect on net income. The results of operations relating to Properties that were either disposed of or were classified as held for sale as of December 31, 2002 are reported as discontinued operations. The results of operations relating to Properties that were identified for sale of December 31, 2001 but sold subsequently are reported as continuing operations.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of selected national and regional fast-food and family-style Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $48,000 to $228,500. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2002, 2001 and 2000, the Partnership owned 41 Properties directly and held interests in seven Properties either through joint venture or tenancy in common arrangements.

Capital Resources

         Cash from operating activities was $3,939,391, $3,934,568 and $3,867,350, for the years ended December 31, 2002, 2001, and 2000, respectively. Cash from operating activities during 2002, as compared to 2001, remained flat. The increase in cash from operating activities during 2001 as compared to 2000 was primarily a result of changes in the Partnership's working capital.

         Other sources and uses of cash included the following during the years ended December 31, 2002, 2001 and 2000.

         In March 2000, the Partnership sold its Property in Cleveland, Tennessee to a third party and received net sales proceeds of approximately $791,500, resulting in a gain of approximately $147,600. In April 2000, the Partnership used these net sales proceeds along with net sales proceeds received from the 1999 sale of its Property in Morganton, North Carolina to reinvest in a Property in Pooler, Georgia. The transaction relating to the sale of the Property in Cleveland, Tennessee and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes.

         In July 2000, the Partnership sold its Property in Bradenton, Florida to a third party and received net sales proceeds of approximately $1,227,900, resulting in a gain of approximately $106,800. In August 2000, the Partnership reinvested the net sales proceeds from the sale in an additional Property in Colorado Springs, Colorado, as tenants-in-common with CNL Income Fund VII, Ltd., a Florida limited partnership and an affiliate of the General Partners. The Partnership owns a 57% interest in the profits and losses of this Property. The transaction relating to the sale of the Property in Bradenton, Florida and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes.

         In March 2001, Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture in March 2001. In April 2001, Middleburg Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred. The Partnership received approximately $1,663,300 as a return of capital representing its 87.54% share of the liquidation proceeds of the joint venture. In April 2001, the Partnership used these proceeds to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. The Partnership accounts for its investment using the equity method since the joint venture agreement requires the consent of all partners on key decisions affecting the operations of the underlying Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire and carry the Property. As of December 31, 2002, the Partnership had contributed approximately $1,689,600 to acquire the restaurant Property for an 80% interest in the profits and losses of the joint venture.

         In September 2001, the Partnership sold its Property in Rialto, California to a third party and received net sales proceeds of approximately $1,382,400 resulting in a gain of approximately $345,300. In October 2001, the Partnership sold its Property in Winter Haven, Florida and received net sales proceeds of approximately $1,090,300 resulting in a gain of approximately $4,200. In December 2001, the Partnership invested the majority of the net sales proceeds from the sales of these Properties in two Properties, one each in Pasadena and Pflugerville, Texas. The Partnership acquired these Properties from CNL Funding 2001-A, LP, an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Properties in order to facilitate the acquisition of the Properties by the Partnership. The purchase price paid by the Partnership represented the costs incurred by the affiliate to acquire and carry the Properties. These transactions, relating to the sales of the Properties and the reinvestment of the proceeds qualified as like-kind exchange transactions for federal income tax purposes.

         In April 2002, the Partnership sold its Property in Arlington, Texas to a third party and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. In June 2002, the Partnership reinvested the majority of the remaining proceeds from the 2001 sale of the Property in Winter Haven, Florida and the net sales proceeds from the sale of its Property in Arlington, Texas, in a Property in San Antonio, Texas at an approximate cost of $1,287,700. The Partnership acquired this Property from CNL Funding 2001-A, LP, a Delaware limited partnership and an affiliate of the General Partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the Property.

         In August 2002, the Partnership sold its Property in Valdosta, Georgia to a third party and received net sales proceeds of approximately $623,700 resulting in a gain on disposal of discontinued operations of approximately $167,100. In September 2002, the Partnership used the proceeds from the sale of this Property to acquire a Property in Clive, Iowa from CNL Net Lease Investors, L.P. ("NLI"), a California Limited Partnership, at an approximate cost of
$716,800. The sale of the Property and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. During 2002, and prior to the Partnership's acquisition of this Property, CNL Financial LP Holding, LP ("CFN"), a Delaware Limited Partnership, and CNL Net Lease Investors GP Corp. ("GP Corp"), a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a General Partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Property in Clive, Iowa at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's General Partners.

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

         Currently, rental income from the Partnership's Properties and any net sales proceeds from the sale of Properties are invested in money market accounts or other short-term highly liquid investments such as demand deposit accounts at commercial banks, money market accounts and certificates of deposit with less than a 90-day maturity date, pending the Partnership's use of such funds to pay Partnership expenses, to make distributions to partners or to reinvest in additional Properties. At December 31, 2002, the Partnership had $1,263,592 invested in such short-term investments as compared to $1,281,855 at December 31, 2001. The decrease in cash and cash equivalents at December 31, 2002 was due to the Partnership reinvesting the remaining proceeds from the 2001 sale of the Property in Winter Haven, Florida in a Property in San Antonio, Texas during 2002. As of December 31, 2002, the average interest rate earned on the rental income deposited in demand deposit accounts at commercial banks was approximately one percent annually. The funds remaining at December 31, 2002, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to the Limited Partners of $3,937,508 for the year ended December 31, 2002 and $3,825,008, for each of the years ended December 31, 2001 and 2000. Distributions during the year ended December 31, 2002 included $112,500 in a special distribution representing cumulative excess operating reserves. This represents a distribution of $0.88 per Unit for the year ended December 31, 2002 and $0.85 per Unit for the years ended December 31, 2001 and 2000. No distributions were made to the General Partners during the years ended December 31, 2002, 2001 and 2000. No amounts distributed to the Limited Partners for the years ended December 31, 2002, 2001, and 2000, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The
Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

         During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2002, 2001 and 2000.

         As of December 31, 2002 and 2001, the Partnership owed $20,984 and $25,885, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 15, 2003, the Partnership had reimbursed the affiliates for these amounts. Other liabilities including distributions payable increased to $1,319,346 at December 31, 2002, from $1,161,400 at December 31, 2001, primarily as a result of an increase in distributions payable since the Partnership accrued $112,500 for a special distribution of excess operating reserves and due to rents paid in advance and deposits. The General Partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

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

         Management reviews the Partnership's Properties and investments in unconsolidated entities periodically for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

         When the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2002 to year ended December 31, 2001

         Total rental revenues were $3,650,343 during the year ended December 31, 2002 as compared to $3,599,423 for the same period of 2001. The increase in rental revenues during 2002 was primarily due to the Partnership reinvesting the majority of the net sales proceeds from the 2001 sales of the Properties in Rialto, California and Winter Haven, Florida in Properties in Pflugerville and Pasadena, Texas in December 2001. The increase in rental revenues was also partially attributable to the Partnership reinvesting the proceeds from the sale of the Property in Arlington, Texas in a Property in San Antonio, Texas. The increase in rental revenues was partially offset because during 2002, the Partnership stopped recording rental revenues relating to the Property in Tempe, Arizona. The tenant of the Property is experiencing financial difficulties and has ceased payment of rent to the Partnership. The lost revenues from this Property will have an adverse effect on the results of operations if the Partnership is unable to lease the Property in a timely manner.

         In May 2002, Cypress Restaurants of Georgia, Inc., a lessee, filed for Chapter 7 bankruptcy protection. In October 2002, the Partnership re-leased the one Property leased by this tenant to a new tenant with lease terms substantially the same as the Partnership's other leases.

         The Partnership also earned $27,271 in contingent rental income for the year ended December 31, 2002 as compared to $19,927 for the same period of 2001. The increase in contingent rental income was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the year ended December 31, 2002, the Partnership earned $409,465 as compared to $364,478 during the same period of 2001 attributable to the net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The increase in net income earned by joint ventures during 2002 was primarily attributable to the fact that in April 2001, the Partnership invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. The increase in net income earned by unconsolidated joint ventures during 2002 was partially offset by the fact that in March 2001, Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its Property to the tenant. The Partnership dissolved the joint venture in accordance with the joint venture agreement.

         During the year ended December 31, 2002, two lessees (or groups of affiliated tenants) of the Partnership Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc. (hereinafter referred to as "Jack in the Box Inc.") and Flagstar Enterprises, Inc., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2002, Jack in the Box Inc. was the lessee under leases relating to eight restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these tenants will each continue to contribute more than 10% of the Partnership's total rental revenues during 2003. In addition, during the year ended December 31, 2002, four Restaurant Chains, Long John Silver's, Hardee's, Jack in the Box, and Denny's, each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). In 2003, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's income if the Partnership is not able to re-lease the Properties in a timely manner.

         During the year ended December 31, 2002, the Partnership also earned $12,666 as compared to $85,732 for the same period of 2001 in interest and other income. Interest and other income were lower during 2002 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds received in 2001 and due to a decline in interest rates.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $890,667 for the year ended December 31, 2002 as compared to $1,285,744 for the same period of 2001. Operating expenses were higher during 2001 as a result of the Partnership recording a provision for write-down of assets of $362,265 relating to the Properties in Winter Haven, Florida and Albany, Georgia. The provision represented the difference between the net carrying value of the Properties and their estimated fair value. The tenant of the Property in Winter Haven, Florida ceased rental payments to the Partnership and vacated the Property. The tenant of the Property in Albany, Georgia terminated its lease with the Partnership. The Partnership sold the Property in Winter Haven, Florida in December 2001 and re-leased the Property in Albany, Georgia in January 2001 to a new tenant with lease terms substantially the same as the Partnership's other leases. In addition, operating expenses were higher during 2001, because the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes in connection with the Property in Winter Haven, Florida before it was sold. This Property was sold in December 2001 and the Partnership will not continue to incur expenses related to this Property. The decrease in operating expenses during 2002 was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. Depreciation expense increased due to the acquisitions of the Properties in San Antonio, Texas and Clive, Iowa. Although these Properties replaced two properties that were sold in 2002, the expenses related to disposed Properties are reported as discontinued operations in the financial statements as required by a newly adopted accounting pronouncement, as described below.

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

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that met the criteria of this standard and were classified as Discontinued Operations in the accompanying financial statements. The Partnership sold its properties in Arlington, Texas and Valdosta, Georgia resulting in an aggregate gain of approximately $501,000. The proceeds from the sales were reinvested in two Properties.

Comparison of year ended December 31, 2001 to year ended December 31, 2000

         Total rental revenues were $3,599,423 during the year ended December 31, 2001 as compared to $3,788,712 for the same period of 2000. The decrease in rental revenues during 2001 was partially due to the sale of two Properties during 2001 and the sale of two Properties during 2000. The decrease was also partially attributable to the fact that the Partnership stopped recording rental revenue relating to its Property in Columbus, Georgia. In 2001, the tenant of this Property filed for Chapter 11 bankruptcy protection. In addition, rental revenues were higher during 2000 because the Partnership collected and recognized as income approximately $122,800 in past due rental amounts relating to the Properties whose leases were rejected in connection with Long John Silvers, Inc. filing for bankruptcy in 1998.

         The Partnership also earned $19,927 in contingent rental income for the year ended December 31, 2001 as compared to $5,156 for the same period of 2000. The increase in contingent rental income was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

         For the year ended December 31, 2001, the Partnership earned $364,478 as compared to $373,694 during the same period of 2000 attributable to the net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. The decrease in net income earned by these joint ventures, during 2001 as compared to 2000, was primarily due to the fact that in March 2001 Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its Property at a loss of approximately $61,900. The Partnership dissolved the joint venture, as described above. In April 2001, the Partnership used a portion of the liquidating distribution from the joint venture to invest in CNL VIII, X, XII Kokomo Joint Venture with affiliates of the General Partners, as described above.

         During the year ended December 31, 2001, the Partnership also earned $85,732 as compared to $116,055 for the same period of 2000 in interest and other income. Interest and other income were higher during 2000 primarily due to interest earned on net sales proceeds from the sale of two Properties in 2000 pending reinvestment in additional properties. In addition, interest and other income were higher in 2000 due to interest earned on the mortgage note held in connection with the 1999 sale of the Property in Morganton, North Carolina.

         Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $1,285,744 for the year ended December 31, 2001 as compared to $884,311 for the same period of 2000. Operating expenses were higher during 2001 as a result of the Partnership recording a provision for write-down of assets of $362,265 relating to the Properties in Winter Haven, Florida and Albany, Georgia, as described above. In addition, the increase in operating expenses during 2001, was partially attributable to an increase in the costs incurred for administrative expenses for servicing the Partnership and its Properties and to an increase in state taxes in states in which the Partnership conducts business. During 2001, the Partnership terminated the leases relating to its Properties in Winter Haven, Florida and Albany, Georgia, as described above, and reclassified the assets from investment in direct financing leases to real estate properties with operating leases, which resulted in increased depreciation expense. In addition, the Partnership incurred certain expenses such as legal fees, real estate taxes, insurance and maintenance relating to the Property in Winter Haven, Florida, as described above.

         During 2000, the Partnership recorded a provision for write-down of assets in the amount of $155,281 relating to two Denny's Properties. The provision represented the difference between the carrying value of the
Properties and their estimated fair value. In addition, during 2000, the Partnership incurred $38,677 in transaction costs related to the General Partners retaining financial and legal advisors to assist them in evaluating and negotiating the proposed merger with APF. The merger negotiations were terminated in March 2001.

         During the year ended December 31, 2001, the Partnership recognized gains of $349,516 related to the sales of the Properties in Rialto, California and Winter Haven, Florida as compared to $254,405 during 2000 related to the sales of the Properties in Cleveland Tennessee and Bradenton, Florida.

         The restaurant industry has been relatively resilient during this volatile time with steady performance during 2002. However, the industry remains in a state of cautious optimism. Restaurant operators expect their business to be better in 2003, according to a nationwide survey conducted by the National Restaurant Association, but are concerned by the budget deficits being experienced by many states and the potential of new taxes on the industry to alleviate the situation.

         The Partnership's leases as of December 31, 2002, are generally triple-net leases, and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or Properties held with affiliates of the General Partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

         Not applicable.

Item 8.  Financial Statements and Supplementary Data

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                    CONTENTS






                                                                       Page

Report of Independent Certified Public Accountants                      18

Financial Statements:

     Balance Sheets                                                     19

     Statements of Income                                               20

     Statements of Partners' Capital                                    21

     Statements of Cash Flows                                        22-23

     Notes to Financial Statements                                   24-36

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. (a Florida limited partnership) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership   adopted  Statement  of  Financial   Accounting  Standard  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhouseCoopers LLP

Orlando, Florida
January 31, 2003

                           CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                                 2002                      2001
                                                                            ---------------           ----------------
                              ASSETS

  Real estate properties with operating leases, net                            $22,884,036                $21,325,862
  Net investment in direct financing leases                                      7,958,519                  8,143,626
  Real estate held for sale                                                             --                  1,376,319
  Investment in joint ventures                                                   4,434,559                  4,577,565
  Cash and cash equivalents                                                      1,263,592                  1,281,855
  Certificates of deposit                                                          541,162                    545,107
  Receivables, less allowance for doubtful accounts of $49,248
      and $51,016, respectively                                                        460                      5,584
  Due from related parties                                                              --                     25,037
  Accrued rental income, less allowance for doubtful accounts
       of $9,061 in 2002 and 2001                                                2,675,582                  2,486,119
  Other assets                                                                      69,794                     69,537
                                                                            ---------------
                                                                                                      ----------------

                                                                               $39,827,704                $39,836,611
                                                                            ===============           ================


                LIABILITIES AND PARTNERS' CAPITAL

  Accounts payable                                                               $   7,127                 $   22,119
  Real estate taxes payable                                                         18,488                      7,037
  Distributions payable                                                          1,068,752                    956,252
  Due to related parties                                                            20,984                     25,885
  Rents paid in advance and deposits                                               224,979                    175,992
                                                                            ---------------           ----------------
           Total liabilities                                                     1,340,330                  1,187,285

  Partners' capital                                                             38,487,374                 38,649,326
                                                                            ---------------           ----------------

                                                                               $39,827,704                $39,836,611
                                                                            ===============           ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                        2002               2001              2000
                                                                  -----------------   ----------------  ----------------
Revenues:
    Rental income from operating leases                             $  2,734,625        $ 2,603,276       $ 2,626,789
    Earned income from direct financing leases                           915,718            996,147         1,161,923
    Contingent rental income                                              27,271             19,927             5,156
    Interest and other income                                             12,666             85,732           116,055
                                                                  -----------------   ----------------  ----------------
                                                                       3,690,280          3,705,082         3,909,923
                                                                  -----------------   ----------------  ----------------
Expenses:
    General operating and administrative                                 294,733            342,405           217,243
    Property expenses                                                     45,624             77,303             9,544
    Management fees to related parties                                    42,279             40,719            42,538
    State and other taxes                                                 49,763             49,739            20,833
    Depreciation and amortization                                        451,684            413,313           400,195
    Provision for write-down of assets                                     6,584            362,265           155,281
    Transaction costs                                                         --                 --            38,677
                                                                  -----------------   ----------------  ----------------
                                                                         890,667          1,285,744           884,311
                                                                  -----------------   ----------------  ----------------

Income Before Gain on Sale of Assets and Equity in
    Earnings of Joint Ventures                                         2,799,613          2,419,338         3,025,612

Gain on Sale of Assets                                                        --            349,516           254,405

Equity in Earnings of Joint Ventures                                     409,465            364,478           373,694
                                                                  -----------------   ----------------  ----------------

Income from Continuing Operations                                      3,209,078          3,133,332         3,653,711
                                                                  -----------------   ----------------  ----------------

Discontinued Operations (Note 5)
    Income from discontinued operations                                   65,395            134,918           166,505
    Gain on disposal of discontinued operations                          501,083                 --                --
                                                                  -----------------   ----------------  ----------------
                                                                         566,478            134,918           166,505
                                                                  -----------------   ----------------  ----------------

Net Income                                                          $  3,775,556        $ 3,268,250       $ 3,820,216
                                                                  =================   ================  ================

Net Income Per Limited Partner Unit
    Continuing Operations                                             $     0.71          $    0.70         $    0.81
    Discontinued Operations                                                 0.13               0.03              0.04
                                                                  -----------------   ----------------  ----------------

    Total                                                             $     0.84          $    0.73         $    0.85
                                                                  =================   ================  ================

Weighted Average Number of Limited Partner Units
    Outstanding                                                        4,500,000          4,500,000         4,500,000
                                                                  =================   ================  ================

                See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2002, 2001 and 2000


                                         General Partners                                     Limited Partners
                               -------------------------------    -------------------------------------------------------------
                                                   Accumulated                                    Accumulated     Syndication
                                 Contributions      Earnings      Contributions   Distributions    Earnings       Costs
                               ---------------    -------------   -------------  --------------   ------------    -------------
Balance, December 31, 1999          $     1,000    $   258,109    $  45,000,000    $ (26,125,051)  $  25,451,362  $ (5,374,544)

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                 --             --               --       (3,825,008)             --            --
    Net income                               --             --               --               --       3,820,216            --
                                  --------------  -------------  ---------------  ---------------  -------------- -------------

Balance, December 31, 2000                1,000        258,109       45,000,000      (29,950,059)     29,271,578    (5,374,544)

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                 --             --               --       (3,825,008)             --            --
Net income                                   --             --               --               --       3,268,250            --
                                  --------------  -------------  ---------------  ---------------  -------------- -------------

Balance, December 31, 2001                1,000        258,109       45,000,000      (33,775,067)     32,539,828    (5,374,544)

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                 --             --               --       (3,937,508)             --            --
Net income                                   --             --               --               --       3,775,556            --
                                  --------------  -------------  ---------------  ---------------  -------------- -------------

Balance, December 31, 2002          $     1,000    $   258,109    $  45,000,000    $ (37,712,575)  $  36,315,384  $ (5,374,544)
                                  ==============  =============  ===============  ===============  ============== =============



                See accompanying notes to financial statements.





    Total
  --------

  $ 39,210,876



  (3,825,008)
   3,820,216
-------------

  39,206,084



  (3,825,008)
   3,268,250
-------------

  38,649,326



  (3,937,508)
   3,775,556
-------------

$ 38,487,374
=============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                               Years Ended December 31,
                                                                      2002               2001               2000
                                                                 ----------------   ----------------   ---------------
Increase (Decrease) in Cash and Cash Equivalents:

   Net income                                                        $ 3,775,556        $ 3,268,250       $ 3,820,216
                                                                 ----------------   ----------------   ---------------
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                                       452,725            442,404           397,718
      Amortization of net investment in direct
         financing leases                                                185,107            148,849           197,885
      Amortization                                                         5,348              5,352             5,348
      Equity in earnings of  joint ventures, net of
         distributions                                                   143,006            122,377            11,191
      Gain on sale of assets                                            (501,083)          (349,516)         (254,405)
      Provisions for write-down of assets                                  6,584            362,265           155,281
      Decrease (increase) in receivables                                   5,175            188,549          (118,217)
      Increase in interest receivable                                      3,944            (33,830)               --
      Decrease (increase) in other assets                                 (5,604)             6,947           (17,351)
      Increase in accrued rental income                                 (196,898)          (304,245)         (190,569)
      Decrease in accounts payable and real estate
         taxes payable                                                    (3,541)           (19,057)          (99,690)
      Increase (decrease) in due to related parties                       (4,901)             3,077           (52,101)
      Increase (decrease) in due from related parties                     24,986              3,017           (22,832)
      Increase in rents paid in advance and deposits                      48,987             90,129            34,876
                                                                 ----------------   ----------------   ---------------
             Total adjustments                                           163,835            666,318            47,134
                                                                 ----------------   ----------------   ---------------

Net Cash Provided by Operating Activities                            $ 3,939,391        $ 3,934,568       $ 3,867,350
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Investing Activities:
         Proceeds from sale of real estate properties                  1,871,865          2,472,661         2,019,357
         Additions to real estate properties with
             operating leases                                         (2,004,511)        (2,478,795)       (1,009,067)
         Liquidating distribution from joint venture                          --          1,663,260                --
         Investment in joint ventures                                         --         (1,689,609)       (1,268,896)
         Collection on mortgage note receivable                               --             43,760             6,916
         Investment in certificates of deposit                                --                 --          (500,000)
                                                                 ----------------   ----------------   ---------------
             Net cash provided by (used in) investing
                activities                                              (132,646)            11,277          (751,690)
                                                                 ----------------   ----------------   ---------------

      Cash Flows from Financing Activities:
         Distributions to limited partners                            (3,825,008)        (3,825,008)       (3,825,008)
                                                                 ----------------   ----------------   ---------------
             Net cash used in financing activities                    (3,825,008)        (3,825,008)       (3,825,008)
                                                                 ----------------   ----------------   ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                     (18,263)           120,837          (709,348)

Cash and Cash Equivalents at Beginning of Year                         1,281,855          1,161,018         1,870,366
                                                                 ----------------   ----------------   ---------------

Cash and Cash Equivalents at End of Year                             $ 1,263,592        $ 1,281,855       $ 1,161,018
                                                                 ================   ================   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                     2002               2001               2000
                                                                ----------------   ----------------   ---------------

Supplemental Schedule of Non-Cash Investing and
   Financing Activities:

             Distributions declared and unpaid at
                December 31                                         $ 1,068,752         $  956,252        $  956,252
                                                                ================   ================   ===============

                See accompanying notes to financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2002, 2001, and 2000


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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 2002, 2001, and 2000 tenants paid directly to real estate taxing authorities of approximately $540,000, $516,800, and $408,000, respectively, in real estate taxes in accordance with the terms of their triple net leases with the Partnership.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the direct financing or the operating methods. Such methods are described below:

                  Direct financing method - Leases accounted for using the direct financing method are recorded at their net investment (which at the inception of the lease generally represents the cost of the asset). Unearned income is deferred and amortized to income over the lease terms so as to produce a constant periodic rate of return on the Partnership's net investment in the leases. For the leases classified as direct financing leases, the building portions of the property leases are accounted for as direct financing leases while a majority of the land portion of these leases are operating leases.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         When the collection of amounts recorded as rental or other income is considered to be doubtful, a provision is made to increase the allowance for doubtful accounts. If amounts are subsequently determined to be uncollectible, the corresponding receivable and allowance for doubtful accounts are decreased accordingly.

         Investment in Joint Ventures - The Partnership's investments in Des Moines Real Estate Joint Venture, Williston Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, Bossier City Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and a property in Colorado Springs, Colorado held as tenants-in-common with affiliates of the General Partners are accounted for using the equity method since each joint venture agreement requires the consent of all partners on all key decisions affecting the operations of the underlying property.

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

         Lease Costs - Other assets include brokerage fees associated with negotiating leases and are amortized over the term of the new lease using the straight-line method.

         Income Taxes - Under Section 701 of the Internal Revenue Code, all income, expenses and tax credit items flow through to the partners for tax purposes. Therefore, no provision for federal income taxes is provided in the accompanying financial statements. The Partnership is subject to certain state taxes on its income and property.

         Additionally, for tax purposes, syndication costs are included in Partnership equity and in the basis of each partner's investment. For financial reporting purposes, syndication costs represent a reduction of Partnership equity and a reduction in the basis of each partner's investment.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


1.       Significant Accounting Policies - Continued:
         -------------------------------------------

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2002 presentation, including a change in presentation of the statement of cash flows from the direct to the indirect method. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement  of  Financial  Accounting  Standards  No. 144 ("FAS  144") -
         Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB  Interpretation  No. 46 ("FIN 46") - In January 2003,  FASB issued
         FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be considered by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interests entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities in the first fiscal year or interim period beginning after June 15, 2003. Management believes adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


2.       Real Estate Properties with Operating Leases:
         --------------------------------------------

         Real estate properties with operating leases consisted of the following at December 31:


                                                                       2002                 2001
                                                                -------------------  -------------------
                   Land                                             $   12,724,449        $  11,801,333
                   Buildings                                            13,093,267           12,011,873
                                                                -------------------  -------------------
                                                                        25,817,716           23,813,206
                   Less accumulated depreciation                        (2,933,680)          (2,487,344)
                                                                -------------------  -------------------

                                                                    $   22,884,036        $  21,325,862
                                                                ===================  ===================

         During 2001, the tenant terminated the lease with the Partnership relating to its property in Albany, Georgia. As a result, the Partnership reclassified the building portion of this asset from net investment in direct financing lease to real estate properties with operating lease. In accordance with statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying value. No loss on reclassification of direct financing lease was recorded. In connection therewith, the Partnership entered into a new lease with a new tenant with lease terms substantially the same as the Partnership's other leases.

         In September 2001, the Partnership sold its property in Rialto, California to a third party and received net sales proceeds of approximately $1,382,400, resulting in a gain of approximately $345,300. In October 2001, the Partnership sold its property in Winter Haven, Florida to a third party and received net sales proceeds of approximately $1,090,300, resulting in a gain of approximately $4,200. In December 2001, the Partnership used the net sales proceeds from the sales of the properties in Rialto, California and a portion of the net sales proceeds from the sale of the property in Winter Haven, Florida to invest in two additional properties, one each in Pasadena and Pflugerville, Texas. The Partnership acquired these properties from CNL Funding 2001-A, L.P., an affiliate of the general partners.

         In June 2002, the Partnership reinvested the proceeds from the sale of its property in Arlington, Texas and the remaining proceeds from the 2001 sale of the property in Winter Haven, Florida in a property in San Antonio, Texas. In September 2002, the Partnership reinvested the proceeds from the sale of a property in Valdosta, Georgia in a property in Clive, Iowa (see Note 5).

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2002:

                   2003                                 $ 2,944,344
                   2004                                   2,990,458
                   2005                                   3,016,349
                   2006                                   3,030,905
                   2007                                   3,052,700
                   Thereafter                            18,102,474
                                                    ----------------

                                                       $ 33,137,230
                                                    ================

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


3.       Net Investment in Direct Financing Leases:
         -----------------------------------------

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                           2002                 2001
                                                                      -----------------    -----------------
                  Minimum lease payments receivable                      $ 12,076,664         $ 13,177,488
                  Estimated residual values                                 2,769,298            2,769,298
                  Less unearned income                                     (6,887,443 )         (7,803,160 )
                                                                      -----------------    -----------------

                  Net investment in direct financing leases              $  7,958,519         $  8,143,626
                                                                      =================    =================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2002:

                  2003                               $ 1,138,184
                  2004                                 1,154,081
                  2005                                 1,154,081
                  2006                                 1,154,081
                  2007                                 1,154,081
                  Thereafter                           6,322,156
                                                 ----------------

                                                    $ 12,076,664
                                                 ================

         During 2001, the Partnership established a provision for impairment in carrying value in the amount of $64,518 for its property in Winter Haven, Florida as a result of the tenant ceasing restaurant operations and vacating the property. The provision represented the difference between the carrying value of the net investment in the direct financing lease at June 30, 2001 and the estimated fair value of the property. In July 2001, the Partnership and the tenant terminated its lease. As a result, the Partnership reclassified the building portion of the asset from net investment in direct financing leases to real estate properties with operating leases. In accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases," the Partnership recorded the reclassified asset at the lower of original cost, present fair value, or present carrying amount. No loss on termination of direct financing lease was recorded. In October 2001, the Partnership sold this property.

4.       Investment in Joint Ventures:
         ----------------------------

         As of December 31, 2002, the Partnership had a 59.05%, an 18.61%, a 31.13%, a 27.72%, a 55% and an 80% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 57% interest in a property in Colorado Springs, Colorado, with an affiliate of the general partners, as tenants in common.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         In March 2001, Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its property to the tenant, in accordance with the purchase option under the lease agreement, for $1,900,000 at a loss of approximately $61,900. The Partnership dissolved the joint venture in accordance with the Partnership agreement and did not incur a gain or loss on the dissolution. In April 2001, the Partnership used the liquidating distribution received from the dissolution of Middleburg Joint Venture to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd. to purchase and hold one restaurant property. The joint venture acquired this property from CNL BB Corp., an affiliate of the general partners. Each of the CNL Income Funds is an affiliate of the general partners. As of December 31, 2002, the Partnership owned an 80% interest in the profits and losses of the joint venture.

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

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                                          2002                   2001
                                                                    ------------------     ------------------
                Real estate  properties with operating  leases,         $   7,337,741          $   7,580,162
                net
                Net investment in direct financing leases                     633,362                640,381
                Cash                                                           37,707                 53,152
                Receivables                                                       153                    951
                Accrued rental income                                         247,903                193,083
                Other assets                                                      170                  1,444
                Liabilities                                                    40,053                 27,721
                Partners' capital                                           8,216,983              8,441,452


                                                                         Years Ended December 31,
                                                                  2002             2001            2000
                                                              --------------  ---------------  --------------

                Revenues                                      $     943,283       $  894,206     $   779,865
                Expenses                                           (179,375 )       (173,420 )      (121,562 )
                                                              --------------  ---------------  --------------

                Net Income                                    $    763,908        $  720,786     $   658,303
                                                              ==============  ===============  ==============


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


4.       Investment in Joint Ventures - Continued:
         ----------------------------------------

         The Partnership recognized income totaling $409,465, $364,478, and $373,694, for the years ended December 31, 2002, 2001, and 2000, respectively, from these joint ventures and the property held as tenants-in-common with affiliates.

5.       Discontinued Operations:
         -----------------------

         In April 2002, the Partnership sold its property in Arlington, Texas to a third party and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. In August 2002, the Partnership sold its property in Valdosta, Georgia to a third party and received net sales proceeds of approximately $623,700 resulting in a gain on disposal of discontinued operations of approximately $167,000. The financial results of these properties are reflected as Discontinued Operations in the accompanying financial statements.

         The operating results of the discontinued operations for the above properties are as follows:

                                                                        Year Ended December 31,
                                                                 2002            2001            2000
                                                             --------------  -------------   --------------
                  Rental revenues                              $    72,298      $ 169,361       $  169,376

                  Expenses                                          (6,903 )      (34,443 )         (2,871 )
                  Gain on sale of assets                           501,083             --               --
                                                             --------------  -------------   --------------
                  Income from discontinued
                     operations                                $   566,478      $ 134,918       $  166,505
                                                             ==============  =============   ==============

6.       Allocations and Distributions:
         -----------------------------

         From inception through December 31, 1999, all net income and net losses of the Partnership, excluding gains and losses from the sale of properties, were allocated 99% to the limited partners and one percent to the general partners. Distributions of net cash flow were made 99% to the limited partners and one percent to the general partners. However, the one percent of net cash flow to be distributed to the general partners is subordinated to receipt by the limited partners of an aggregate, ten percent, cumulative, noncompounded annual return on their invested capital contributions (the "Limited Partners' 10% Return").

         From inception through December 31, 1999, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


6.       Allocations and Distributions - Continued:
         -----------------------------------------

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

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2002, 2001 and 2000.

         During the year ended December 31, 2002, the Partnership declared distributions to the limited partners of $3,937,508. During the years ended December 31, 2002 and 2001, the Partnership declared distributions to the limited partners of $3,825,008. The distributions during the year ended December 31, 2002 included a special distribution of $112,500 representing cumulative excess operating reserves. No distributions have been made to the general partners to date.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


7.       Income Taxes:
         ------------

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2002             2001             2000
                                                                  ---------------  ---------------  ---------------
          Net income for financial reporting purposes                $ 3,775,556      $ 3,268,250      $ 3,820,216

          Effect of timing differences relating to
             depreciation                                                (77,151)         (86,914)        (146,845)

          Direct financing leases recorded as operating
              leases for tax reporting purposes                          185,106          148,848          197,885

          Provision for write-down of assets                                  --          362,265          155,281

          Effect of timing differences relating to
              gains/losses on real estate property sales                (501,083)        (338,327)        (254,405)

          Deduction of transaction costs for tax reporting
              purposes                                                        --               --         (243,135)

          Effect of timing differences relating to equity in
              earnings of joint ventures                                  (6,759)         191,130          (55,273)

          Effect of timing differences relating to allowance
              for doubtful accounts                                           --           20,678           15,847

          Accrued rental income                                         (190,314)        (303,491)        (190,569)

          Rents paid in advance                                           40,988           91,629           34,376

          Other                                                           (1,768)              --               --
                                                                  ---------------  ---------------  ---------------

          Net income for federal income tax purposes                 $ 3,224,575      $ 3,354,068      $ 3,333,378
                                                                  ===============  ===============  ===============


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions:
         --------------------------

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL American Properties Fund, Inc. ("APF") served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (formerly known as CNL Restaurants XVIII, Inc.). RAI Restaurants, Inc. ("the Advisor") is a wholly owned subsidiary of APF. The individual general partners are stockholders and directors of APF.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The Partnership incurred management fees of $42,279, $40,719 and $42,538, for the years ended December 31, 2002, 2001, and 2000, respectively.

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

         During  the  years  ended  December  31,  2002,  2001,  and  2000,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership. The Partnership incurred $207,309, $245,519, and $107,794 for the years ended December 31, 2002,
         2001, and 2000, respectively, for such services.

         In April 2001, the Partnership, CNL Income Fund VIII, Ltd., and CNL Income Fund X, Ltd. invested in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture to acquire a Golden Corral property from CNL BB Corp., an affiliate of the general partners, for a total purchase price of $2,112,011. CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd. are affiliates of the general partners. CNL BB Corp. had purchased and temporarily held title to this property in order to facilitate the acquisition of the property by the joint venture. The purchase price paid by the joint venture represents the costs incurred by CNL BB Corp. to acquire and carry the property.

         In December 2001, the Partnership acquired two properties, one each in Pasadena and Pflugerville, Texas from CNL Funding 2001-A, LP, for a purchase price of approximately $2,478,795. In June 2002, the Partnership acquired a property in San Antonio, Texas from CNL Funding 2001-A, LP at an approximate cost of $1,287,700. CNL Funding 2001-A, LP is an affiliate of the general partners. CNL Funding 2001-A, LP had purchased and temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


8.       Related Party Transactions -Continued:
         -------------------------------------

         In September 2002, the Partnership acquired a property in Clive, Iowa from CNL Net Lease Investors, L.P. ("NLI"), at an approximate cost of $716,800. During 2002, and prior to the Partnership's acquisition of this property, CNL Financial LP Holding, LP ("CFN") and CNL Net Lease Investors GP Corp. ("GP Corp") purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's general partners owned a 0.1% interest in NLI and served as a general partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the property in Clive, Iowa at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the property. Each CNL entity is an affiliate of the Partnership's general partners.

         The amounts due to related parties at December 31, 2002 and 2001, totaled $20,984 and $25,885, respectively.

9.       Concentration of Credit Risk:
         ----------------------------

         The following schedule presents rental revenues from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held with an affiliate as tenants-in-common) for each of the years ended December 31:

                                                                  2002                2001             2000
                                                             ----------------     -------------    -------------
          Jack in the Box Inc. and Jack in the Box
            Eastern Division, L.P. in 2001 and 2002
            (formerly Foodmaker, Inc.)                            $  829,799         $ 994,523       $1,024,667
          Flagstar Enterprises, Inc.                                 744,883           761,163          766,823

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property owned with an affiliate as tenants-in-common), for each of the years ended December 31:

                                                          2002                 2001                2000
                                                     ----------------     ----------------    ---------------
              Denny's                                     $  785,859           $  684,816         $  570,046
              Jack in the Box                                829,799              994,523          1,024,667
              Hardee's                                       744,883              761,162            766,823
              Long John Silver's                             447,498              463,546            429,275

         Although the Partnership's properties are geographically diverse throughout the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any one of these lessees or restaurant chains will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data:
         ---------------------------------

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2002 and 2001.

                  2002 Quarter               First          Second         Third          Fourth          Year
         -------------------------------  -------------  -------------  -------------  -------------  --------------
         Continuing Operations (1):
           Revenues                         $  917,311      $ 929,943     $  958,344     $  884,682     $ 3,690,280
           Equity in earnings of joint
              ventures                         101,936        104,279        101,659        101,591         409,465
           Income from continuing
              operations                       754,551        822,986        853,384        778,157       3,209,078

         Discontinued operations (1):
           Revenues                             41,670         21,851          8,777             --          72,298
           Income (loss) from
              discontinued operations           37,041        353,828        175,859           (250 )       566,478

         Net Income                            791,592      1,176,814      1,029,243        777,907       3,775,556

         Net Income per Limited
           Partner Unit:

           Continuing operations             $    0.17       $   0.18      $    0.19      $    0.17       $    0.71
           Discontinued operations                0.01           0.08           0.04             --            0.13
                                          -------------  -------------  -------------  -------------  --------------
                Total                        $    0.18       $   0.26      $    0.23      $    0.17       $    0.84
                                          =============  =============  =============  =============  ==============


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                  Years Ended December 31, 2002, 2001, and 2000


10.      Selected Quarterly Financial Data - Continued:
         ---------------------------------------------

                  2001 Quarter               First          Second         Third          Fourth          Year
         -------------------------------  -------------  -------------  -------------  -------------  --------------

         Continuing Operations (1):
           Revenues                        $ 1,002,763      $ 892,078     $  894,760     $  915,481     $ 3,705,082
           Equity in earnings of joint
              ventures                          63,061         96,087        101,078        104,252         364,478
           Income from continuing
              operations                       417,575        698,198      1,148,014        869,545       3,133,332

         Discontinued operations (1):
           Revenues                             42,344         42,344         42,344         42,329         169,361
           Income from discontinued
         operations                             33,734         33,734         33,734         33,716         134,918

         Net Income                            451,309        731,932      1,181,748        903,261       3,268,250

         Net Income per Limited
           Partner Unit:

           Continuing operations             $    0.09       $   0.15      $    0.25      $    0.21       $    0.70
           Discontinued operations                0.01           0.01           0.01             --            0.03
                                          -------------  -------------  -------------  -------------  --------------
                Total                        $    0.10       $   0.16      $    0.26      $    0.21       $    0.73
                                          =============  =============  =============  =============  ==============

(1) Certain items in the quarterly financial data have been reclassified to conform to 2002 presentation. These reclassification had no effect on net income. The results of operations relating to properties that were either disposed of or that were classified as held for sale as of December 31, 2002 are reported as discontinued operations for all periods presented. The results of operations relating to properties that were identified for sale as of December 31, 2001, but sold subsequently are reported as continuing operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL American Properties Fund, Inc. ("APF"), CNL Fund Advisors, Inc., CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 56. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of APF, a public, unlisted real estate investment trust, since 1994. Mr. Seneff served as Chief Executive Officer of APF from 1994 through August 1999, and has served as co-Chief Executive Officer of APF since December 2000. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the Partnership's advisor, until it merged with a wholly-owned subsidiary of APF in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc. (formerly CNL Group, Inc.), a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since its formation in 1980. CNL Financial Group, Inc. is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust, as well as, CNL Hospitality Corp., its advisor. In addition, he serves as a Director, Chairman of the Board and Chief Executive Officer of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust and its advisor, CNL Retirement Corp. Since 1992, Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange. Mr. Seneff has also served as a Director, Chairman of the Board and Chief Executive Officer of CNL Securities Corp. since 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff formerly served as a Director of First Union National Bank of Florida, N.A., and currently serves as the Chairman of the Board of CNL Bank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of more than $60 billion of retirement funds. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 55. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne is a Director of APF. Mr. Bourne served as President of APF from 1994 through February 1999. He also served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. He also served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of APF including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc.; Director, Vice Chairman of the Board, and Treasurer , and from 1997 until June 2002 served as President, of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; as well as, Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Hospitality Corp., its advisor. In addition, Mr. Bourne serves as Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of CNL Retirement Properties, Inc., a public, unlisted real estate investment trust; as well as, a Director, Vice Chairman of the Board, and Treasurer, and from 1997 until June 2002 served as President, of its advisor, CNL Retirement Corp. Mr. Bourne also serves as a Director of CNL Bank. He has served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc., a public real estate investment trust listed on the New York Stock Exchange. Mr. Bourne also serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 47. Mr. McWilliams has served as Co-Chief Executive Officer of APF since December 2000 and previously served as Chief Executive Officer from September 1999 through December 2000. Prior to the acquisition of CNL Fund Advisors, Inc., Mr. McWilliams served as President of APF from February 1999 until September 1999. From February 1998 to February 1999, he served as Executive Vice President of APF. Mr. McWilliams joined CNL Financial Group, Inc. in April 1997 and served as an Executive Vice President from October 1997 until September 1999. In addition, Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly-owned subsidiaries of APF in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven D. Shackelford, age 39. Mr. Shackelford was promoted to Executive Vice President of APF in June 2000. He served as Senior Vice President from September 1999 until his promotion in June 2000. Mr. Shackelford has served as Chief Financial Officer since January 1997 and has served as Secretary and Treasurer of APF since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act requires the General Partners, the officers of the corporate General Partner, and persons who own more than ten percent of a registered class of the Partnership's equity securities
(collectively, the "Reporting Persons"), to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Reporting Persons are required by SEC regulation to furnish the Partnership with copies of all Forms 3, 4 and 5 that they file.

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2002.

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         As of March 10, 2003, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 10, 2003, the beneficial ownership interests of the General Partners in the Registrant.

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

         The Partnership has no equity compensation plans.

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2002, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
      Type of Compensation                                                                  For the Year
          and Recipient                        Method of Computation                   Ended December 31, 2002
----------------------------------     --------------------------------------      --------------------------------
Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administrative
operating expenses                     the  lower  of  cost  or  90%  of the       services: $207,309
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual management fee                  One  percent  of  the  sum  of  gross       $42,279
to affiliates                          operating  revenues  from  Properties
                                       wholly owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable services
                                       in the same geographic area, may or may
                                       not be taken, in whole or in part as to
                                       any year, in the sole discretion of
                                       affiliates.






                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2002
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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2002
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


In June 2002, the Partnership acquired a property in San Antonio, Texas from CNL Funding 2001-A, LP, an affiliate of the general partners at an approximate cost of $1,287,700. CNL Funding 2001-A, LP had purchased an temporarily held title to the property in order to facilitate the acquisition of the property by the Partnership. The purchase price paid by the Partnership represented the costs incurred by CNL Funding 2001-A, LP to acquire and carry the property.

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

Item 14.  Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate General Partner have evaluated the Partnership's disclosure controls and procedures within 90 days prior to the filing of this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         Subsequent to the above evaluation, there were no significant changes in internal controls or other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2002 and 2001

                  Statements of Income for the years ended December 31, 2002, 2001, and 2000

                  Statements of Partners' Capital for the years ended December 31, 2002, 2001, and 2000

                  Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and Qualifying Accounts for the years ended December 31, 2002, 2001 and 2000

                  Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2002

                  All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

         3.   Exhibits

                  **3.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

                  **4.1 Affidavit and Certificate of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 3.2 to Registration Statement No. 33-43278-01 on Form S-11 and incorporated herein by reference.)

                  **4.2 Amended and Restated Agreement of Limited Partnership of CNL Income Fund XII, Ltd. (Included as Exhibit 4.2 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

                  **10.1 `Management Agreement between CNL Income Fund XII, Ltd. and CNL Investment Company (Included as Exhibit
                           10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

                  **10.2 Assignment of Management Agreement from CNL Investment Company to CNL Income Fund Advisors, Inc. (Included as Exhibit 10.2 to Form 10-K filed with the Securities and Exchange Commission on March 31, 1995, and incorporated herein by reference.)

                  **10.3   Assignment  of Management  Agreement  from CNL Income
                           Fund Advisors, Inc. to CNL Fund Advisors, Inc. (Included as Exhibit 10.3 to Form 10-K filed with the Securities and Exchange Commission on April 1, 1996, and incorporated herein by reference.)

                  **10.4 Assignment of Management Agreement from CNL Fund Advisors, Inc. to CNL APF Partners, LP. (Included as
                           Exhibit 10.4 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2001, and incorporated herein by reference.)

                  **10.5 Assignment of Management Agreement from CNL APF Partners, LP to CNL Restaurants XVIII, Inc. (Included as Exhibit 10.5 to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2002, and incorporated herein by reference.)

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

(b) The Registrant filed no reports on Form 8-K during the period October 1, 2002 through December 31, 2002.

**previously filed

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 2003.

                                                CNL INCOME FUND XII, LTD.

                                                By: CNL REALTY CORPORATION
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    -----------------------
                                                    ROBERT A. BOURNE, President


                                                By: ROBERT A. BOURNE
                                                    General Partner

                                                    /s/ Robert A. Bourne
                                                    -------------------------
                                                    ROBERT A. BOURNE


                                                By: JAMES M. SENEFF, JR.
                                                    General Partner

                                                    /s/ James M. Seneff, Jr.
                                                    -------------------------
                                                    JAMES M. SENEFF, JR.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                                  Title                                  Date

/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 26, 2003
------------------------------------     (Principal   Financial  and  Accounting
Robert A. Bourne                         Officer)


/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 26, 2003
------------------------------------     (Principal Executive Officer)
James M. Seneff, Jr.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         I, James M. Seneff, Jr., the Chief Executive Officer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XII, Ltd. (the "registrant"), certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


/s/ James M. Seneff, Jr.
---------------------------
 James M. Seneff, Jr.
Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                          OF CORPORATE GENERAL PARTNER

                 PURSUANT TO RULE 13a-14 AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Robert A. Bourne, President and Treasurer of CNL Realty Corporation, the corporate general partner of CNL Income Fund XII, Ltd. (the "registrant") certify that:

         1. I have reviewed this annual report on Form 10-K of the registrant;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                a. designed such  disclosure  controls and  procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. evaluated the  effectiveness of the  registrant's  disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                c. presented  in this annual  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ Robert A. Bourne
---------------------------
Robert A. Bourne
President and Treasurer

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2002, 2001, and 2000


                                                     Additions                           Deductions
                                          ---------------------------------    -------------------------------
                                                                                                          Collected
                                                                                                          or Deter-
                                   Balance at       Charged to       Charged to           Deemed          mined to       Balance
                                    Beginning       Costs and           Other           Uncollec-          be Col-       at End
  Year          Description          of Year         Expenses         Accounts            tible           lectible       of Year
----------    -----------------   --------------  ---------------  ----------------    -------------     ------------  ------------
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

  2002        Allowance for
                  doubtful
                  accounts (a)        $  60,077       $   42,182           $    --        $  35,319 (c)     $  8,631      $ 58,309
                                  ==============  ===============  ================    =============     ============  ============

(a)   Deducted from receivables and accrued rental income on the balance sheet.

(b)   Reduction of rental, earned, and other income.

(c)   Amounts written off as uncollectible.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


                                                                      Costs Capitalized
                                                                      Subsequent to
                                                Initial Cost          Acquisition
                                       --------------------- -------------------
                          Encum-                  Buildings aImprove-   Carrying
                         brances         Land      Improvementments     Costs
                         ---------     ---------  --------------------  ------
Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurants:
      Natchitoches, Louisian-          $152,329   -          $489,366   -

    Denny's Restaurants:
      St. Ann, Missouri (m) -           338,826     302,975         -       -
      Phoenix, Arizona      -           456,306           -         -       -
      Black Mountain, North -arolina    260,493           -         -       -
      Blue Springs, Missouri-           497,604           -         -       -
      Columbus, Georgia (g) -           125,818     314,690         -       -
      Tempe, Arizona        -           709,275           -         -       -

    Golden Corral Family
      Steakhouse Restaurant:
          Arlington, Texas  -           711,558   1,159,978         -       -

    Hardee's Restaurants:
      Crossville, Tennessee -           290,136     334,350         -       -
      Toccoa, Georgia       -           208,847           -         -       -
      Columbia, Mississippi -           134,810           -         -       -
      Pensacola, Florida    -           277,236           -         -       -
      Columbia, South Caroli-a          325,674           -         -       -
      Simpsonville, South Ca-olina      239,494           -         -       -
      Indian Trail, North Ca-olina      298,938           -         -       -
      Clarksville, Georgia  -           160,478     415,540         -       -

    Jack in the Box Restaurants:
      Spring, Texas         -           564,164     510,639         -       -
      Houston, Texas        -           360,617     659,805         -       -
      Grapevine, Texas      -           471,367     590,988         -       -
      Phoenix, Arizona      -           294,773     527,466         -       -
      Petaluma, California  -           534,076     800,780         -       -
      Willis, Texas         -           569,077     427,381         -       -
      Houston, Texas        -           368,758     663,022         -       -


    KFC Restaurant:
      Las Cruces, New Mexico-           175,905           -         -       -

    Krispy Kreme Doughnuts Restaurants:
      Doughnuts Restaurant:
              Clive, Iowa (o-           306,431     410,366         -       -

    Krystal Restaurant:
      Pooler, Georgia       -           410,085     598,982         -       -


    Long John Silver's Restaurants:
      Clarksville, Tennessee-(k)        166,283     384,574         -       -
      El Paso, Texas        -           314,270           -         -       -
      Tucson, Arizona       -           277,378     245,385         -       -
      Asheville, North Carol-na (l)     213,536     453,223         -       -

    Taco Cabana Restaurants:
      Pfugerville, Texas    -           674,782     816,449         -       -
      Pasadena, Texas       -           477,192     510,374         -       -
      Houston, Texas (p)    -           616,685     671,028         -       -

    Other:
      Albany, Georgia (n)   -           378,547     765,736         -       -
      Statesville, No(i) Car-lina       240,870     334,643    30,000       -
      Tempe, Arizona (h)    -           121,831     620,527    55,000       -
                                       ---------  ---------- ---------  ------


                                       $12,724,449$12,518,901$574,366     -
                                       =========  ========== =========  ======

Property of Joint Venture in Which
   the Partnership has an 18.61%
   Interest and has Invested in
   Under an Operating Lease:

    Jack in the Box Restaurant:
      Des Moines, Washington-          $322,726    $791,658         -       -
                                       =========  ========== =========  ======

Property of Joint Venture in Which
   the Partnership has a 31.13%
   Interest and has Invested in
   Under an Operating Lease:

    Denny's Restaurant:
      Kingsville, Texas (j) -          $171,061    $243,326   $99,128       -
                                       =========  ========== =========  ======

Property of Joint Venture in
   Which the Partnership has a
   27.72% Interest in Under an
   Operating Lease:

    Arby's Restaurant:
      Columbus, Ohio        -          $407,096           -  $498,684       -
                                       =========  ========== =========  ======

Property of Joint Venture in
   Which the Partnership has a
   55% Interest in Under an
   Operating Lease:

    IHOP Restaurant:
      Bossier City, Louisian-          $453,016     866,192         -       -
                                       =========  ========== =========  ======

Property in Which the Partnership
   has a 57% Interest and has
   Invested in as Tenants-in-Common
   Under an Operating Lease:

    Bennigan's Restaurant:
      Colorado Springs, Colo-ado       $947,120   1,279,013         -       -
                                       =========  ========== =========  ======

Property of Joint Venture in Which
   the Partnership has a 80.00%
   Interest and has Invested in
   Under an Operating Lease:

    Golden Corral Family
           Steakhouse Restaurant:
            Kokomo, Indiana -q)        $644,163   $1,467,848        $ -     $ -
                                       =========  ========== ===================

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Denny's Restaurants:
      Phoenix, Arizona      -                 -           -   467,545       -
      Black Mountain, North -arolina          -     696,851         -       -
      Blue Springs, Missouri-                 -           -   485,945       -
      Tempe, Arizona        -                 -           -   491,258       -
      Amherst, Ohio         -           127,672     169,928   316,796       -

    Hardee's Restaurants:
      Toccoa, Georgia       -                 -     437,938         -       -
      Fultondale, Alabama   -           173,015           -   636,480       -
      Poplarville, Mississip-i          138,019           -   444,485       -
      Columbia, Mississippi -                 -     367,836         -       -
      Pensacola, Florida    -                 -           -   450,193       -
      Columbia, South Caroli-a                -     452,333         -       -
      Simpsonville, South Ca-olina            -     517,680         -       -
      Indian Trail, North Ca-olina            -     496,110         -       -

    KFC Restaurant:
      Las Cruces, New Mexico-                 -     224,790         -       -

    Long John Silver's Restaurants:
      Murfreesboro, Tennesse-           174,746     555,186         -       -
      El Paso, Texas        -                 -           -   371,286       -
      Chattanooga, Tennessee-           142,627     584,320         -       -
                                       ---------  ---------- ---------  ------

                                       $756,079   $4,502,972 $3,663,988     -
                                       =========  ========== =========  ======

Property of Joint Venture in Which
   the Partnership has a 59.05%
   Interest and has Invested in
   Under a Direct Financing Lease:

    Hardee's Restaurant:
      Williston, Florida    -          $150,143           -  $499,071       -
                                       =========  ========== =========  ======







                                                               Life on Which
             Net Cost Basis at Which                           Depreciation in
             Carried at Close of Period (c)    Date            Latest Income
------------------------------------
             Buildings and          Accumulatedof Con-Date     Statement is
   Land      Improvements Total     DepreciatiostructiAcquired  Computed
-----------  ---------------------  --------------------------------------





  $152,329    $489,366   $641,695   $159,547   1993   12/92       (b)


   338,826     302,975    641,801     39,519   1993   11/92       (m)
   456,306          (f)   456,306         (f)  1993   11/92       (d)
   260,493          (f)   260,493         (f)  1992   12/92       (d)
   497,604          (f)   497,604         (f)  1993   12/92       (d)
   125,818     314,690    440,508     97,528   1980   01/93       (g)
   709,275          (f)   709,275         (f)  1982   02/93       (d)



   711,558   1,159,978  1,871,536    389,626   1992   12/92       (b)


   290,136     334,350    624,486    111,725   1992   12/92       (b)
   208,847          (f)   208,847         (f)  1992   12/92       (d)
   134,810          (f)   134,810         (f)  1991   01/93       (d)
   277,236          (f)   277,236         (f)  1993   03/93       (d)
   325,674          (f)   325,674         (f)  1991   05/93       (d)
   239,494          (f)   239,494         (f)  1992   06/93       (d)
   298,938          (f)   298,938         (f)  1992   07/93       (d)
   160,478     415,540    576,018    130,544   1992   07/93       (b)


   564,164     510,639  1,074,803    169,560   1993   01/93       (b)
   360,617     659,805  1,020,422    219,091   1993   01/93       (b)
   471,367     590,988  1,062,355    196,240   1992   01/93       (b)
   294,773     527,466    822,239    175,677   1992   01/93       (b)
   534,076     800,780  1,334,856    265,903   1993   01/93       (b)
   569,077     427,381    996,458    141,250   1993   02/93       (b)
   368,758     663,022  1,031,780    219,130   1993   02/93       (b)



   175,905          (f)   175,905         (f)  1990   03/93       (d)



   306,431     410,366    716,797      5,066   1995   09/02       (b)


   410,085     598,982  1,009,067     54,075   2000   04/00       (b)



   166,283     384,574    550,857     53,459   1993   03/93       (k)
   314,270          (f)   314,270         (f)  1993   06/93       (d)
   277,378     245,385    522,763     77,582   1992   07/93       (b)
   213,536     453,223    666,759     61,579   1993   08/93       (l)


   674,782     816,449  1,491,231     29,483   2000   12/01       (b)
   477,192     510,374    987,566     18,430   2000   12/01       (b)
   616,685     671,028  1,287,713     13,048   1997   06/02       (b)


   378,547     765,736  1,144,283     69,612   1991   12/92       (n)
   240,870     364,643    605,513     71,710   1993   04/93       (i)
   121,831     675,527    797,358    164,296   1988   04/93       (h)
-----------  ---------- ----------  ---------


$12,724,449  $13,093,267$25,817,716 $2,933,680
===========  ========== ==========  =========







  $322,726    $791,658  $1,114,384  $269,451   1992   12/92       (b)
===========  ========== ==========  =========







  $150,742    $243,326   $394,068    $51,226   1988   10/92       (j)
===========  ========== ==========  =========







  $407,096    $498,684   $905,780    $67,184   1998   08/98       (b)
===========  ========== ==========  =========







  $453,016    $866,192  $1,319,208   $91,158   1998   11/99       (b)
===========  ========== ==========  =========







  $947,120   $1,279,013 $2,226,133  $103,031   2000   08/00       (b)
===========  ========== ==========  =========








  $644,163   $1,397,579 $2,041,742   $81,524   12/00  4/01        (b)
===========  ========== ==========  =========






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


        (f)         (f)        (f)        (e)  1989   02/93       (e)
         -          (f)        (f)        (d)  1993   06/93       (d)
        (f)         (f)        (f)        (e)  1993   07/93       (e)









        (f)         (f)        (f)        (e)  1993   12/92       (e)



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2002


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 1999, 2000, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 1999                                 $ 21,307,180        $  1,894,354
                 Acquisition                                                   1,009,067                  --
                 Reclassified to operating lease (l)                             302,975                  --
                 Dispositions                                                   (455,986 )                --
                 Depreciation expense                                                 --             363,275
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                   22,163,236           2,257,629
                 Reclassified to operating lease (m)                           1,383,763                  --
                 Acquisitions                                                  2,478,795                  --
                 Dispositions                                                 (2,212,588 )          (178,245 )
                 Depreciation expense                                                 --             407,960
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                   23,813,206           2,487,344
                 Acquisitions                                                  2,004,510                  --
                 Depreciation expense                                                 --             446,336
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $ 25,817,716        $  2,933,680
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 18.61%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  1,114,384         $   190,284
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,114,384             216,673
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,114,384             243,062
                 Depreciation expense                                                 --              26,389
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,114,384         $   269,451
                                                                         ================   =================


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of Joint Venture in Which the Partnership has 27.72%
              Interest and has Invested in Under Operating Leases:

            Balance, December 31, 1999                                        $  905,780          $   17,315
            Depreciation expense                                                      --              16,623
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                           905,780              33,938
            Depreciation expense                                                      --              16,623
                                                                         ----------------   -----------------

            Balance, December 31, 2001                                           905,780              50,561
            Depreciation expense                                                      --              16,623
                                                                         ----------------   -----------------

            Balance, December 31, 2002                                       $   905,780          $   67,184
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has a 31.13%
              Interest and has Invested in Under an Operating Lease:

            Balance, December 31, 1999                                       $   394,068         $    12,807
            Depreciation expense (j)                                                  --              12,807
                                                                         ----------------   -----------------

            Balance, December 31, 2000                                           394,068              25,614
            Depreciation expense (j)                                                  --              12,806
                                                                         ----------------   -----------------

            Balance, December 31, 2001                                           394,068              38,420
            Depreciation expense                                                      --              12,806
                                                                         ----------------   -----------------

            Balance, December 31, 2002                                       $   394,068          $   51,226
                                                                         ================   =================

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


                                                                                              Accumulated
                                                                              Cost            Depreciation
                                                                         ----------------   -----------------
            Property of Joint Venture in Which the Partnership has a 55%
                Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                 $  1,319,208          $    4,541
                 Depreciation expense                                                 --              28,873
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    1,319,208              33,414
                 Depreciation expense                                                 --              28,872
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    1,319,208              62,286
                 Depreciation expense                                                 --              28,872
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  1,319,208          $   91,158
                                                                         ================   =================

            Property in Which the Partnership has a 57% Interest and has
                 Invested in Under an Operating Lease:

                 Balance, December 31, 1999                                     $     --            $     --
                 Acquisition                                                   2,226,133                  --
                 Depreciation expense                                                 --              17,765
                                                                         ----------------   -----------------

                 Balance, December 31, 2000                                    2,226,133              17,765
                 Depreciation expense                                                 --              42,633
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    2,226,133              60,398
                 Depreciation expense                                                 --              42,633
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  2,226,133         $   103,031
                                                                         ================   =================

            Property of Joint Venture in Which the Partnership has an 80.00%
              Interest and has Invested in Under an Operating Lease:

                 Balance, December 31, 2000                                     $     --            $     --
                 Acquisition                                                   2,112,011                  --
                 Depreciation expense                                                 --              36,695
                                                                         ----------------   -----------------

                 Balance, December 31, 2001                                    2,112,011              36,695
                 Reimbursement of construction costs (q)                         (70,269 )           (1,759)
                 Depreciation expense                                                 --              46,588
                                                                         ----------------   -----------------

                 Balance, December 31, 2002                                 $  2,041,742         $    81,524
                                                                         ================   =================

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

              NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2002


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2002, the aggregate cost of the Properties owned by the Partnership and joint ventures for federal income tax purposes was $33,872,208 and $9,008,446, respectively. All of the leases are treated as operating leases for federal income tax purposes.

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

(j) The undepreciated cost of the Property in Kingsville, Florida, was written-down to its estimated fair value due to an anticipated impairment in value. The Partnership recognized the impairment by recording a provision for write-down of assets in the amount of $316,113 during 1998. The impairment at December 31, 1998, represented the difference between the Property's carrying value and its estimated fair value. During 1999, the joint venture re-leased the Property to a new tenant, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over the remaining life of approximately 19 years. The cost of the Property presented on this schedule is the net amount at which the Property was carried at December 31, 2002, including the provision for write-down of assets.

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

                                December 31, 2002

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

(o) During 2002, the Partnership purchased land and building from CNL Net Lease Investors, L.P., an affiliate of the General Partners, for an aggregate cost of $716,797.

(p) During 2002, the Partnership purchased land and building from CNL 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of $1,287,713.

(q) During the year ended December 31, 2001, the Partnership and affiliates of the General Partners, as tenant-in-common, purchased land and building from CNL BB Corp., an affiliate of the General Partners, for an aggregate cost of $2,112,011. During the year ended December 31, 2002, the Partnership received reimbursements from the developer upon final construction costs reconciliation. In connection therewith, the land and building values were adjusted accordingly.

                                  EXHIBIT INDEX



Exhibit Number

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