Form 10-Q
period 2003-03-31
CNL INCOME FUND XII LTD
filed 2003-05-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(X)              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the quarterly period ended                     March 31, 2003
                                          --------------------------------------

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


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Florida                                            59-3078856
-------------------------------------           --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
----------------------------------------        --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                   (407) 540-2000
                                                --------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

                                    CONTENTS





Part I                                                                    Page

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                 1

                  Condensed Statements of Income                           2

                  Condensed Statements of Partners' Capital                3

                  Condensed Statements of Cash Flows                       4

                  Notes to Condensed Financial Statements                  5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      6-7

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                              7

   Item 4.    Controls and Procedures                                      8

Part II

   Other Information                                                       9-10

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             March 31,              December 31,
                                                                               2003                     2002
                                                                         ------------------      -------------------

                             ASSETS

Real estate properties with operating leases, net                            $  23,562,098            $  22,884,036
Net investment in direct financing leases                                        7,107,112                7,958,519
Investment in joint ventures                                                     4,415,638                4,434,559
Cash and cash equivalents                                                        1,091,836                1,263,592
Certificates of deposit                                                            546,973                  541,162
Receivables, less allowance for doubtful accounts
    of $77,483 and $49,248, respectively                                               359                      460
Due from related parties                                                             3,719                       --
Accrued rental income, less allowance for doubtful
    accounts of $9,061 in 2003 and 2002                                          2,691,084                2,675,582
Other assets                                                                        59,194                   69,794
                                                                         ------------------      -------------------
                                                                             $  39,478,013            $  39,827,704
                                                                         ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                              $     44,988              $     7,127
Real estate taxes payable                                                           26,494                   18,488
Distributions payable                                                              956,252                1,068,752
Due to related parties                                                              21,337                   20,984
Rents paid in advance and deposits                                                 134,701                  224,979
                                                                         ------------------      -------------------
    Total liabilities                                                            1,183,772                1,340,330

Partners' capital                                                               38,294,241               38,487,374
                                                                         ------------------      -------------------
                                                                             $  39,478,013            $  39,827,704
                                                                         ==================      ===================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2003               2002

                                                                                ---------------    ---------------
Revenues:
    Rental income from operating leases                                            $   719,796         $  683,717
    Earned income from direct financing leases                                         209,751            223,655
    Contingent rental income                                                             5,164              6,318
    Interest and other income                                                            7,914              3,621
                                                                                ---------------    ---------------
                                                                                       942,625            917,311
                                                                                ---------------    ---------------

Expenses:
    General operating and administrative                                                85,353             89,741
    Property expenses                                                                   18,214              6,819
    Management fees to related parties                                                  10,808             10,426
    State and other taxes                                                               42,995             49,317
    Depreciation and amortization                                                      124,410            108,392
                                                                                ---------------    ---------------
                                                                                       281,780            264,695
                                                                                ---------------    ---------------

Income Before Equity in Earnings of Joint Ventures                                     660,845            652,616

Equity in Earnings of Joint Ventures                                                   102,274            101,936
                                                                                ---------------    --------------

Income from Continuing Operations                                                      763,119            754,552

Discontinued Operations:
    Income from discontinued operations                                                     --             37,040
                                                                                ---------------    --------------
Net Income                                                                         $   763,119         $  791,592
                                                                                ===============    ==============

Income Per Limited Partner Unit
    Continuing operations                                                           $     0.17          $    0.17
    Discontinued operations                                                                 --               0.01
                                                                                ---------------    ---------------
                                                                                    $     0.17          $    0.18
                                                                                ===============    ===============

Weighted Average Number of Limited
    Partner Units Outstanding                                                        4,500,000          4,500,000
                                                                                ===============    ===============


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2003                  2002
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                            $    259,109          $    259,109
    Net income                                                                             --                    --
                                                                           -------------------    ------------------
                                                                                      259,109               259,109
                                                                           -------------------    ------------------

Limited partners:
    Beginning balance                                                              38,228,265            38,390,217
    Net income                                                                        763,119             3,775,556
    Distributions ($0.21 and $0.88 per
       limited partner unit, respectively)                                           (956,252 )          (3,937,508 )
                                                                           -------------------    ------------------
                                                                                   38,035,132            38,228,265
                                                                           -------------------    ------------------
Total partners' capital                                                        $   38,294,241         $  38,487,374
                                                                           ===================    ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Quarter Ended
                                                                                       March 31,
                                                                               2003                 2002
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                 $   896,996         $   869,731
                                                                          ----------------     ---------------

    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (1,068,752 )          (956,252 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (1,068,752 )          (956,252 )
                                                                          ----------------     ---------------

Net Decrease in Cash and Cash Equivalents                                        (171,756 )           (86,521 )

Cash and Cash Equivalents at Beginning of Quarter                               1,263,592           1,281,855
                                                                          ----------------     ---------------
Cash and Cash Equivalents at End of Quarter                                  $  1,091,836        $  1,195,334
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2003 and 2002


1.       Basis of Presentation:

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Reclassification:

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2003 and 2002, the Partnership owned 41 Properties directly and owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the quarters ended March 31, 2003 and 2002, the Partnership generated cash from operating activities of $896,996 and $869,731, respectively. The increase in cash from operating activities for the quarter ended March 31, 2003, was primarily a result of changes in the Partnership's working capital.

         At March 31, 2003, the Partnership had $1,091,836 in cash and cash equivalents, as compared to $1,263,592 at December 31, 2002. The decrease in cash and cash equivalents at March 31, 2003 was primarily the result of the Partnership making a special distribution to the limited partners in 2003 which was declared at December 31, 2002 of $112,500 of cumulative excess operating reserves. The funds remaining at March 31, 2003, after payment of distributions and other liabilities, will be used to meet the Partnership's working capital needs.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current cash from operations the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 2003 and 2002. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2003 and 2002. No amounts distributed to the limited partners for the quarters ended March 31, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,183,772 at March 31, 2003, as compared to $1,340,330 at December 31, 2002, primarily as a result of the payment of a special distribution to the limited partners during the quarter ended March 31, 2003, that was accrued at December 31, 2002. The special distribution of $112,500 represented cumulative excess operating reserves. The decrease in liabilities during the quarter ended March 31, 2003 was also due to a decrease in rents paid in advance and deposits. The decrease was partially offset by an increase in accounts payable and real estate taxes payable. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $929,547 during the quarter ended March 31, 2003, as compared to $907,372 during the same period of 2002. Rental revenues increased during 2003 because the Partnership acquired a Property in San Antonio, Texas in June 2002 and a Property in Clive, Iowa in September 2002. The increase in rental revenues during 2003 was partially offset because the Partnership sold two properties during 2002. In addition, Castles in the Sky, LLC, a tenant of the Partnership, experienced financial difficulties and ceased making rental payments to the Partnership. As a result, in October 2002, the Partnership stopped recording rental revenue relating to this Property located in Tempe, Arizona. The lost revenues from this Property could have an adverse effect on the results of operations of the Partnership if the Partnership is not able to sell or re-lease the Property in a timely manner. The Partnership is currently seeking a replacement tenant or purchaser for the Property.

         The Partnership also earned $102,274 attributable to net income earned by joint ventures during the quarter ended March 31, 2003, as compared to $101,936 during the same period of 2002.

         Operating expenses, including depreciation and amortization expense, were $281,780 during the quarter ended March 31, 2003, as compared to $264,695 during the same period of 2002. Operating expenses increased during the quarter ended March 31, 2003 because the Partnership incurred property related expenses such as legal fees, repairs and maintenance and real estate taxes for the Property in Tempe, Arizona. The tenant of the Property experienced financial difficulties and ceased making rental payments to the Partnership. The
Partnership is currently seeking a replacement tenant or purchaser for the Property. In addition, the increase in operating expenses during 2003 was partially attributable to an increase in depreciation expense as a result of the acquisition of the Properties in San Antonio, Texas and Clive, Iowa, as described above.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses) of $37,040 relating to these two Properties during the quarter ended March 31, 2002. The Partnership sold the Properties in Arlington, Texas and Valdosta, Georgia subsequent to March 31, 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Consolidation of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures or properties held with affiliates of the general partners as tenants-in-common, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

                  (b)          Reports on Form 8-K

                               No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of May, 2003.


                                             CNL INCOME FUND XII, LTD.

                                             By: CNL REALTY CORPORATION
                                                 General Partner

                                             By: /s/ James M. Seneff,  Jr.
                                                 ------------------------------
                                                 JAMES M.  SENEFF,  JR.  Chief
                                                 Executive Officer  (Principal
                                                 Executive Officer)


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

Date:  May 9, 2003


/s/ James M. Seneff, Jr.
 James M. Seneff, Jr.
Chief Executive Officer

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

Date:  May 9, 2003


/s/ Robert A. Bourne
--------------------
Robert A. Bourne
President and Treasurer

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