Form 10-Q
period 2003-06-30
CNL INCOME FUND XII LTD
filed 2003-08-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2003
   --------------------------------------------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ___________________ to ________________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Florida                                               59-3078856
------------------------------------             -------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


   450 South Orange Avenue
   Orlando, Florida                                              32801
-------------------------------------            -------------------------------
   (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
                                                 -------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes___ No X

                                    CONTENTS





Part I                                                                   Page
                                                                         ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                                1

                  Condensed Statements of Income                          2

                  Condensed Statements of Partners' Capital               3

                  Condensed Statements of Cash Flows                      4

                  Notes to Condensed Financial Statements                 5

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     6-7

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                             8

   Item 4.    Controls and Procedures                                     8

Part II

   Other Information                                                      9-10

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                             June 30,               December 31,
                                                                               2003                     2002
                                                                         ------------------      -------------------

                             ASSETS

Real estate properties with operating leases, net                            $  23,435,714            $  22,884,036
Net investment in direct financing leases                                        7,056,074                7,958,519
Investment in joint ventures                                                     4,396,570                4,434,559
Cash and cash equivalents                                                        1,133,886                1,263,592
Certificates of deposit                                                            548,268                  541,162
Receivables, less allowance for doubtful accounts
    of $104,495 and $49,248, respectively                                           11,787                      460
Accrued rental income, less allowance for doubtful
    accounts of $9,061 in 2003 and 2002                                          2,693,978                2,675,582
Other assets                                                                        66,597                   69,794
                                                                         ------------------      -------------------
                                                                             $  39,342,874            $  39,827,704
                                                                         ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                                              $     23,521              $     7,127
Real estate taxes payable                                                           28,352                   18,488
Distributions payable                                                              956,252                1,068,752
Due to related parties                                                              19,766                   20,984
Rents paid in advance and deposits                                                 140,970                  224,979
                                                                         ------------------      -------------------
    Total liabilities                                                            1,168,861                1,340,330

Partners' capital                                                               38,174,013               38,487,374
                                                                         ------------------      -------------------
                                                                             $  39,342,874            $  39,827,704
                                                                         ==================      ===================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Six Months Ended
                                                              June 30,                           June 30,
                                                       2003             2002              2003             2002
                                                   -------------   ----------------   --------------  ----------------

Revenues:
    Rental income from operating leases               $ 728,890        $   674,787      $ 1,448,686       $ 1,358,504
    Earned income from direct financing leases          200,418            236,757          410,169           460,412
    Contingent rental income                             10,858              7,896           16,022            14,214
    Interest and other income                             7,263             10,503           15,177            14,124
                                                   -------------   ----------------   --------------  ----------------
                                                        947,429            929,943        1,890,054         1,847,254
                                                   -------------   ----------------   --------------  ----------------
Expenses:
    General operating and administrative                 67,808             77,724          153,733           167,466
    Property related                                      6,318             11,199           23,960            18,018
    Management fees to related parties                   11,220             11,473           22,028            21,899
    State and other taxes                                    --                446           42,995            49,763
    Depreciation and amortization                       127,721            110,394          252,131           218,786
                                                   -------------   ----------------   --------------  ----------------
                                                        213,067            211,236          494,847           475,932
                                                   -------------   ----------------   --------------  ----------------
Income Before Equity in Earnings of Joint
    Ventures                                            734,362            718,707        1,395,207         1,371,322

Equity in Earnings of Joint Ventures                    101,662            104,279          203,936           206,215
                                                 ---------------  ----------------   --------------  ----------------

Income from Continuing Operations                       836,024            822,986        1,599,143         1,577,537
                                                   -------------   ----------------   --------------  ----------------
Discontinued Operations:
    Income from discontinued operations                      --             19,828               --            56,869
    Gain on disposal of discontinued operations              --            334,000               --           334,000
                                                   -------------   ----------------   --------------  ----------------
                                                             --            353,828               --           390,869
                                                   -------------   ----------------   --------------  ----------------

Net Income                                            $ 836,024       $  1,176,814      $ 1,599,143       $ 1,968,406
                                                   =============   ================   ==============  ================
Income Per Limited Partner Unit
    Continuing operations                              $   0.19         $     0.18        $    0.36         $    0.35
    Discontinued operations                                  --               0.08               --              0.09
                                                   -------------   ----------------   --------------  ----------------
                                                       $   0.19         $     0.26        $    0.36         $    0.44
                                                   =============   ================   ==============  ================
Weighted Average Number of Limited
    Partner Units Outstanding                         4,500,000          4,500,000        4,500,000         4,500,000
                                                   =============   ================   ==============  ================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                           Six Months Ended          Year Ended
                                                                               June 30,             December 31,
                                                                                 2003                   2002
                                                                          --------------------    ------------------

General partners:
    Beginning balance                                                           $     259,109          $    259,109
    Net income                                                                             --                    --
                                                                          --------------------    ------------------
                                                                                      259,109               259,109
                                                                          --------------------    ------------------
Limited partners:
    Beginning balance                                                              38,228,265            38,390,217
    Net income                                                                      1,599,143             3,775,556
    Distributions ($0.43 and $0.88 per
       limited partner unit, respectively)                                         (1,912,504 )          (3,937,508 )
                                                                          --------------------    ------------------
                                                                                   37,914,904            38,228,265
                                                                          --------------------    ------------------
Total partners' capital                                                        $   38,174,013         $  38,487,374
                                                                          ====================    ==================


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS



                                                                                   Six Months Ended
                                                                                       June 30,
                                                                               2003                  2002
                                                                          ----------------     ---------------

Increase (Decrease) in Cash and Cash Equivalents

    Net Cash Provided by Operating Activities                                $  1,895,298        $  1,815,495
                                                                          ----------------     ---------------
    Cash Flows from Investing Activities:
       Additions to real estate properties with
          operating leases                                                             --          (1,287,713 )
       Proceeds from sale of assets                                                    --           1,248,203
                                                                          ----------------     ---------------
              Net cash used in investing activities                                    --             (39,510 )
                                                                          ----------------     ---------------
    Cash Flows from Financing Activities:
       Distributions to limited partners                                       (2,025,004 )        (1,912,504 )
                                                                          ----------------     ---------------
              Net cash used in financing activities                            (2,025,004 )        (1,912,504 )
                                                                          ----------------     ---------------

Net Decrease in Cash and Cash Equivalents                                        (129,706 )          (136,519 )

Cash and Cash Equivalents at Beginning of Period                                1,263,592           1,281,855
                                                                          ----------------     ---------------
Cash and Cash Equivalents at End of Period                                   $  1,133,886        $  1,145,336
                                                                          ================     ===============
Supplemental Schedule of Non-Cash Financing
    Activities:

       Distributions declared and unpaid at end of
          period                                                              $   956,252         $   956,252
                                                                          ================     ===============


           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2003 and 2002


1.   Basis of Presentation:

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

     These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 2002.

     In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.   Reclassification:

     Certain  items  in  the  prior  year's   financial   statements  have  been
     reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003 and 2002, the Partnership owned 41 Properties directly and owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the six months ended June 30, 2003 and 2002, cash from operating activities was $1,895,298 and $1,815,495, respectively. At June 30, 2003, the Partnership had $1,133,886 in cash and cash equivalents, as compared to $1,263,592 at December 31, 2002. At June 30, 2003, these funds were held in demand deposit accounts at commercial banks. The decrease in cash and cash equivalents at June 30, 2003 was primarily the result of the Partnership making a special distribution to the limited partners in 2003, which was accrued at December 31, 2002, of $112,500 of cumulative excess operating reserves. The funds remaining at June 30, 2003 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and future anticipated cash from operations the Partnership declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 2003 and 2002 ($956,252 for each applicable quarter.) This represents distributions for each of the six months of $0.43 per unit ($0.21per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2003 and 2002. No amounts distributed to the limited partners for the six months ended June 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,168,861 at June 30, 2003, as compared to $1,340,330 at December 31, 2002. The decrease in liabilities was primarily the result of the payment of a special distribution to the limited partners during the six months ended June 30, 2003, that was accrued at December 31, 2002. The special distribution of $112,500 represented cumulative excess operating reserves. The decrease in liabilities during the six months ended June 30, 2003 was also due to a decrease in rents paid in advance and deposits. The decrease was partially offset by an increase in accounts payable and real estate taxes payable. Total liabilities at June 30, 2003, to the extent they exceed cash and cash equivalents at June 30, 2003, will be paid from future cash from operations, and in the event the general partners elect to make additional contributions, from general partners' contributions.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $1,858,855 during the six months ended June 30, 2003, as compared to $1,818,916 during the same period of 2002, $929,308 and $911,544 of which were earned during the second quarter of 2003 and 2002, respectively. Rental revenues increased during the quarter and six months ended June 30, 2003 because the Partnership acquired a Property in San Antonio, Texas in June 2002 and a Property in Clive, Iowa in September 2002. The increase in rental revenues during 2003 was partially offset because Castles in the Sky, LLC, a tenant of the Partnership, experienced financial difficulties and ceased making rental payments to the Partnership in October 2002. As a result, the Partnership stopped recording rental revenue relating to this Property located in Tempe, Arizona. The lost revenues from this Property will have an adverse effect on the results of operations of the Partnership if the Partnership is not able to sell or re-lease the Property in a timely manner. The Partnership is currently seeking a replacement tenant or purchaser for the Property.

         The Partnership also earned $203,936 attributable to net income earned by joint ventures during the six months ended June 30, 2003, as compared to $206,215 during the same period of 2002, $101,662 and $104,279 of which were earned during the quarters ended June 30, 2003 and 2002, respectively. Net income earned by joint ventures during the six months ended June 30, 2003, as compared to the same period of 2002, remained constant as there was no change in the leased Property portfolio owned by the joint ventures and tenancies in common.

         Operating expenses, including depreciation and amortization expense, were $494,847 during the six months ended June 30, 2003, as compared to $475,932 during the same period of 2002, $213,067 and $211,236 of which were incurred during the quarters ended June 30, 2003 and 2002, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2003 was primarily attributable to an increase in depreciation expense as a result of the acquisition of the Properties in San Antonio, Texas and Clive, Iowa, as described above. In addition, operating expenses increased because the Partnership incurred property related expenses such as legal fees, repairs and maintenance and real estate taxes for the Property in Tempe, Arizona. The tenant of the Property experienced financial difficulties and ceased making rental payments to the Partnership in October 2002. The Partnership expects to continue to incur operating expenses relating to the Property until the Property is sold or re-leased. The Partnership is currently seeking a replacement tenant or purchaser for the Property. The increase in operating expenses during 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. The Partnership recognized net rental income from discontinued operations (rental revenues less property related expenses) of $19,828 and $56,869 during the quarter and six months ended June 30, 2002, respectively, relating to these Properties. In April 2002, the Partnership sold its Property in Arlington, Texas resulting in a gain on disposal of discontinued operations of $334,000. The Partnership sold the Property in Valdosta, Georgia in August 2002.

         In January 2003, FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period beginning after June 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements with respect to the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.


ITEM 4.  CONTROLS AND PROCEDURES

         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

                   31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                   32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

               (b) Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of August, 2003.


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

                     31.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     31.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to Rule 13a-14 as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.1 Certification of Chief Executive Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                     32.2 Certification of Chief Financial Officer of Corporate General Partner Pursuant to 18 U.S.C.
                             Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith.)

                                  EXHIBIT 31.1

                                  EXHIBIT 31.2

                                  EXHIBIT 32.1

                                  EXHIBIT 32.2