Form 10-Q
period 2003-09-30
CNL INCOME FUND XII LTD
filed 2003-11-13
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2003
   --------------------------------------------------------------------------

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


                            CNL Income Fund XII, Ltd.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                         59-3078856
---------------------------------              ------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


450 South Orange Avenue
Orlando, Florida                                             32801
---------------------------------              -------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                                    CONTENTS





Part I                                                                Page
                                                                      ----

   Item 1.    Financial Statements:

                  Condensed Balance Sheets                             1

                  Condensed Statements of Income                       2

                  Condensed Statements of Partners' Capital            3

                  Condensed Statements of Cash Flows                   4

                  Notes to Condensed Financial Statements              5-6

   Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  7-9

   Item 3.    Quantitative and Qualitative Disclosures About
                  Market Risk                                          9

   Item 4.    Controls and Procedures                                  9

Part II

   Other Information                                                   10-11

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS


                                                                           September 30,            December 31,
                                                                               2003                     2002
                                                                         ------------------      -------------------
                             ASSETS

Real estate properties with operating leases, net                            $  22,695,483            $  22,250,974
Net investment in direct financing leases                                        7,001,862                7,958,519
Real estate held for sale                                                          615,982                  691,128
Investment in joint ventures                                                     4,376,065                4,434,559
Cash and cash equivalents                                                        1,313,291                1,263,592
Certificates of deposit                                                            549,605                  541,162
Receivables, less allowance for doubtful accounts
    of $119,322 and $49,248, respectively                                           10,671                      460
Accrued rental income, less allowance for doubtful accounts
    of $9,061 in 2003 and 2002                                                   2,626,087                2,617,516
Other assets                                                                        60,560                   69,794
                                                                         ------------------      -------------------

                                                                             $  39,249,606            $  39,827,704
                                                                         ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     18,134              $     7,127
Real estate taxes payable                                                           25,010                   18,488
Distributions payable                                                              956,252                1,068,752
Due to related parties                                                              25,944                   20,984
Rents paid in advance and deposits                                                 233,276                  224,979
                                                                         ------------------      -------------------
    Total liabilities                                                            1,258,616                1,340,330

Partners' capital                                                               37,990,990               38,487,374
                                                                         ------------------      -------------------

                                                                             $  39,249,606            $  39,827,704
                                                                         ==================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                       2003             2002              2003             2002
                                                   -------------   ----------------   --------------  ----------------
Revenues:
    Rental income from operating leases               $ 755,347        $   697,648      $ 2,204,303       $ 2,012,533
    Earned income from direct financing leases          204,360            228,319          614,529           688,731
    Contingent rental income                              2,612              7,575           18,634            21,789
    Interest and other income                             2,137              1,776           17,314            10,790
                                                   -------------   ----------------   --------------  ----------------
                                                        964,456            935,318        2,854,780         2,733,843
                                                   -------------   ----------------   --------------  ----------------

Expenses:
    General operating and administrative                 62,152             73,642          215,313           236,367
    Property related                                     16,604              7,376           19,997            25,394
    Management fees to related parties                   11,591              9,785           33,619            31,684
    State and other taxes                                     9                 --           43,004            49,763
    Depreciation and amortization                       120,817            108,211          359,142           313,190
                                                   -------------   ----------------   --------------  ----------------
                                                        211,173            199,014          671,075           656,398
                                                   -------------   ----------------   --------------  ----------------

Income Before Equity in Earnings of Joint
    Ventures                                            753,283            736,304        2,183,705         2,077,445

Equity in Earnings of Joint Ventures                     99,880            101,659          303,816           307,874
                                                   -------------   ----------------   --------------  ----------------

Income from Continuing Operations                       853,163            837,963        2,487,521         2,385,319
                                                   -------------   ----------------   --------------  ----------------

Discontinued Operations:
    Income (Loss) from discontinued
       operations                                       (84,636 )           24,197         (115,149 )         111,247
    Gain on disposal of discontinued operations              --            167,083               --           501,083
                                                   -------------   ----------------   --------------  ----------------
                                                        (84,636 )          191,280         (115,149 )         612,330
                                                   -------------   ----------------   --------------  ----------------

Net Income                                            $ 768,527       $  1,029,243      $ 2,372,372       $ 2,997,649
                                                   =============   ================   ==============  ================

Income (Loss) Per Limited Partner Unit
    Continuing operations                              $   0.19         $     0.19        $    0.55         $    0.53
    Discontinued operations                               (0.02 )             0.04            (0.02 )            0.14
                                                   -------------   ----------------   --------------  ----------------
                                                       $   0.17         $     0.23        $    0.53         $    0.67
                                                   =============   ================   ==============  ================

Weighted Average Number of Limited
    Partner Units Outstanding                         4,500,000          4,500,000        4,500,000         4,500,000
                                                   =============   ================   ==============  ================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                      Nine Months Ended          Year Ended
                                                        September 30,           December 31,
                                                             2003                   2002
                                                     ---------------------    ------------------
General partners:
    Beginning balance                                       $     259,109          $    259,109
    Net income                                                         --                    --
                                                     ---------------------    ------------------
                                                                  259,109               259,109
                                                     ---------------------    ------------------

Limited partners:
    Beginning balance                                          38,228,265            38,390,217
    Net income                                                  2,372,372             3,775,556
    Distributions ($0.64 and $0.88 per
       limited partner unit, respectively)                     (2,868,756 )          (3,937,508 )
                                                     ---------------------    ------------------
                                                               37,731,881            38,228,265
                                                     ---------------------    ------------------

Total partners' capital                                   $    37,990,990         $  38,487,374
                                                     =====================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               2003                 2002
                                                                          ----------------     ---------------
Net Cash Provided by Operating Activities                                    $  3,030,955        $  2,798,713
                                                                          ----------------     ---------------

Cash Flows from Investing Activities:
    Additions to real estate properties                                                --          (2,004,511 )
    Proceeds from sale of assets                                                       --           1,871,865
                                                                          ----------------     ---------------
       Net cash used in investing activities                                           --            (132,646 )
                                                                          ----------------     ---------------

Cash Flows from Financing Activities:
    Distributions to limited partners                                          (2,981,256 )        (2,868,756 )
                                                                          ----------------     ---------------
       Net cash used in financing activities                                   (2,981,256 )        (2,868,756 )
                                                                          ----------------     ---------------

Net Increase (Decrease) in Cash and Cash Equivalents                               49,699            (202,689 )

Cash and Cash Equivalents at Beginning of Period                                1,263,592           1,281,855
                                                                          ----------------     ---------------

Cash and Cash Equivalents at End of Period                                   $  1,313,291        $  1,079,166
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2003, may not be indicative of the results that may be expected for the year ending December 31, 2003. Amounts as of December 31, 2002, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 2002.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2003 and 2002


3.       Discontinued Operations

         During 2002, the Partnership identified and sold two properties that were classified as Discontinued Operations in the accompanying financial statements. In September 2003, the Partnership identified for sale its property in Tempe, Arizona. As a result, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. The Partnership recorded a provision for write-down of assets of approximately $57,700 during the quarter and nine months ended September 30, 2003 related to the Property. The provision represented the difference between the carrying value of the property and its estimated fair value.

         The  operating  results  of  the  discontinued   operations  for  these
         properties are as follows:

                                                         Quarter Ended                Nine Months Ended
                                                         September 30,                  September 30,
                                                      2003           2002             2003           2002
                                                  -------------  -------------   ---------------  ------------
              Rental revenues                         $     --     $   31,000        $      --      $ 138,610
              Expenses                                 (26,930 )       (6,903 )         (57,443 )     (27,363 )
              Provision for write-down of
                  assets                               (57,706 )           --           (57,706 )          --
                                                  -------------  -------------   ---------------  ------------
              Income (loss) from discontinued
                  operations                         $ (84,636 )   $   24,197        $ (115,149 )   $ 111,247
                                                  =============  =============   ===============  ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003 and 2002, the Partnership owned 41 Properties directly and owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the nine months ended September 30, 2003 and 2002, cash from operating activities was $3,030,955 and $2,798,713, respectively. At September 30, 2003, the Partnership had $1,313,291 in cash and cash equivalents, as compared to $1,263,592 at December 31, 2002. At September 30, 2003, these funds were held in demand deposit accounts at commercial banks. The funds remaining at September 30, 2003 will be used to pay distributions and other liabilities of the Partnership.

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

         The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that funds are available for distribution. Based on current and future anticipated cash from operations the Partnership declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 2003 and 2002 ($956,252 for each applicable quarter.) This represents distributions for each of the nine months of $0.64 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2003 and 2002. No amounts distributed to the limited partners for the nine months ended September 30, 2003 and 2002 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,258,616 at September 30, 2003, as compared to $1,340,330 at December 31, 2002. The decrease in liabilities was primarily the result of the payment of a special distribution to the limited partners during the nine months ended September 30, 2003, that was accrued at December 31, 2002. The special distribution of $112,500 represented cumulative excess operating reserves. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Long-Term Liquidity

         The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

         Total rental revenues were $2,818,832 during the nine months ended September 30, 2003, as compared to $2,701,264 during the same period of 2002, $959,707 and $925,967 of which were earned during the third quarter of 2003 and 2002, respectively. Rental revenues increased during the quarter and nine months ended September 30, 2003 because the Partnership acquired a Property in San Antonio, Texas in June 2002 and a Property in Clive, Iowa in September 2002.

         The Partnership also earned $303,816 attributable to net income earned by joint ventures during the nine months ended September 30, 2003, as compared to $307,874 during the same period of 2002, $99,880 and $101,659 of which were earned during the quarters ended September 30, 2003 and 2002, respectively. Net income earned by joint ventures during the quarters and nine months ended September 30, 2003, as compared to the same periods of 2002, remained constant as there was no change in the leased Property portfolio owned by the joint ventures and tenancies in common.

         Operating expenses, including depreciation and amortization expense, were $671,075 during the nine months ended September 30, 2003, as compared to $656,398 during the same period of 2002, $211,173 and $199,014 of which were incurred during the quarters ended September 30, 2003 and 2002, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2003 was primarily attributable to an increase in depreciation expense as a result of the acquisition of the Properties in San Antonio, Texas and Clive, Iowa, as described above. The increase in operating expenses during 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

         During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as Discontinued Operations in the accompanying financial statements. In addition, in September 2003, the Partnership identified for sale its Property in Tempe, Arizona. The Partnership recognized net rental income (rental revenues less property related expenses and provision for write-down of assets) related to these three Properties of $24,197 and $111,247 during the quarter and nine months ended September 30, 2002, respectively. In April 2002, the Partnership sold its Property in Arlington, Texas resulting in a gain on disposal of discontinued operations of $334,000. In August 2002, the Partnership sold its Property in Valdosta, Georgia resulting in a gain on disposal of discontinued operations of approximately $167,100. The Partnership recognized a net rental loss related to its Property in Tempe, Arizona of $84,636 and $115,149 during the quarter and nine months ended September 30, 2003, respectively. As a result of identifying for sale its Property in Tempe, Arizona, the Partnership reclassified the asset from real estate properties with operating leases to real estate held for sale. The reclassified asset was recorded at the lower of its carrying amount or fair value, less cost to sell. This resulted in recording a provision for write-down of assets of approximately $57,700 during the quarter and nine months ended September 30, 2003. As of November 12, 2003 the sale had not occurred.

         In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities (more commonly referred to as special-purpose entities or off-balance sheet structures), FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and to older entities, in the first fiscal year or interim period ending after December 15, 2003. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

         In May 2003, the FASB issued FASB Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FAS 150 will require issuers to classify certain financial instruments as liabilities (or assets in some circumstances) that previously were classified as equity. One requirement of FAS 150 is that minority interests for majority owned finite lived entities be classified as a liability and recorded at fair market value. FAS 150 initially applied immediately to all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Effective October 29, 2003, the FASB deferred implementation of FAS 150 as it applies to minority interests of finite lived Partnerships. The deferral of these provisions is expected to remain in effect while these interests are addressed in either Phase II of the FASB's Liabilities and Equity project or Phase II of the FASB's Business Combinations project; therefore, no specific timing for the implementation of these provisions has been stated. The implementation of the currently effective aspects of FAS 150 did not have an impact on the Partnership's results of operations.

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 12th day of November, 2003.


                                       CNL INCOME FUND XII, LTD.

                                       By:  CNL REALTY CORPORATION
                                            General Partner


                                            By:/s/ James M. Seneff, Jr.
                                               --------------------------
                                               JAMES M. SENEFF, JR.
                                               Chief Executive Officer
                                               (Principal Executive Officer)


                                            By:/s/ Robert A. Bourne
                                               --------------------------
                                               ROBERT A. BOURNE
                                               President and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

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