Form 10-K
period 2003-12-31
CNL INCOME FUND XII LTD
filed 2004-03-30
CIK 879982

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[x] ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES  EXCHANGE
    ACT OF 1934

                   For the fiscal year ended December 31, 2003

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

         The Partnership was organized to acquire both newly constructed and existing restaurant properties, as well as properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains (the "Restaurant Chains"). Net proceeds to the Partnership from its offering of Units, after deduction of organizational and offering expenses, totaled $39,615,456, and were used to acquire 48 Properties, including interests in three Properties owned by joint ventures in which the Partnership is a co-venturer, to loan $208,855 to the tenant of Kingsville Real Estate Joint Venture and to establish a working capital reserve for Partnership purposes.

         As of December 31, 2000, the Partnership owned 41 Properties directly and owned seven Properties indirectly through joint venture or tenancy in common arrangements. During the year ended December 31, 2001, the Partnership and the joint venture partner liquidated Middleburg Joint Venture and the Partnership received its pro rata share of the liquidation proceeds. The Partnership reinvested the majority of these proceeds in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners, to purchase and hold one Property. In addition, during 2001, the Partnership sold its Properties in Rialto, California and Winter Haven, Florida and reinvested the net sales proceeds in two Properties, one each in Pasadena and Pflugerville, Texas. During the year ended December 31, 2002, the Partnership sold its Property in Arlington, Texas to a third party and reinvested the net sales proceeds from the sale and the remaining portion of the net sales proceeds from the 2001 sale of the Property in Winter Haven, Florida in a Property in San Antonio, Texas. In addition, during 2002, the Partnership sold its Property in Valdosta, Georgia to a third party and reinvested the net sales proceeds in a Property in Clive, Iowa. During the year ended December 31, 2003, the Partnership sold its Property in Tempe, Arizona to a third party and the General Partners intend to reinvest the proceeds in an additional Property. As of December 31, 2003, the Partnership owned 40 Properties directly and held interests in six Properties owned by joint ventures in which the Partnership is a co-venturer and one Property owned with an affiliate of the General Partners as tenants-in-common. The Partnership generally leases the Properties on a triple-net basis with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities.

         The Partnership holds its Properties until the General Partners determine that the sale or other disposition of the Properties is advantageous in view of the Partnership's investment objectives. In deciding whether to sell Properties, the General Partners consider factors such as potential capital appreciation, net cash flow and federal income taxes. Certain lessees also have been granted options to purchase Properties, generally at the Property's then fair market value after a specified portion of the lease term has elapsed. The Partnership has no obligation to sell all or any portion of a Property at any particular time, except as may be required under property purchase options granted to certain lessees.

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

         Generally, the leases of the Properties provide for two to five successive five-year renewal options subject to the same terms and conditions as the initial lease. Lessees of 35 of the Partnership's 47 Properties also have been granted options to purchase Properties at the Property's then fair market value after a specified portion of the lease term has elapsed. Fair market value will be determined through an appraisal by an independent appraisal firm. Under the terms of certain leases, the option purchase price may equal the Partnership's original cost to purchase the Property (including acquisition costs), plus a specified percentage from the date of the lease or a specified percentage of the Partnership's purchase price, if that amount is greater than the Property's fair market value at the time the purchase option is exercised.

         The leases generally provide that, in the event the Partnership wishes to sell the Property subject to that lease, the Partnership first must offer the lessee the right to purchase the Property on the same terms and conditions, and for the same price, as any offer which the Partnership has received for the sale of the Property.

         The tenant of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which the Partnership has a 31.13% interest, did not exercise its option to renew its lease. The lease expired in January 2004. The lost revenues that will result from the loss of this lease will have an adverse effect on net income earned by joint ventures if the joint venture is unable to re-lease the Property in a timely manner.

Major Tenants

         During 2003, two lessees (or groups of affiliated tenants) of the Partnership, (i) Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.)
(hereinafter referred to as "Jack in the Box Inc.") and (ii) Flagstar Enterprises, Inc., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2003, Jack in the Box Inc. was the lessee under leases relating to eight restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, these two lessees each will continue to contribute more than 10% of the Partnership's total rental revenues in 2004. In addition, four Restaurant
Chains, Long John Silver's, Hardee's, Jack in the Box and Denny's, each accounted for more than 10% of the Partnership's total rental revenues during 2003 (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease these Properties in a timely manner. No single tenant or groups of affiliated tenants lease Properties with an aggregate carrying value in excess of 20% of the total assets of the Partnership.

Joint Venture and Tenancy in Common Arrangements

         The Partnership has entered into the following joint venture and tenancy in common arrangements as of December 31, 2003:


               Entity Name             Year      Ownership               Partners                   Property

      Des Moines Real Estate Joint     1992       18.61%      CNL Income Fund VII, Ltd.        Des Moines, WA
           Venture                                            CNL Income Fund XI, Ltd.

               Entity Name             Year      Ownership               Partners                   Property

      Williston Real Estate Joint      1993       59.05%      CNL Income Fund X, Ltd.          Williston, FL
           Venture

      Kingsville Real Estate Joint     1993       31.13%      CNL Income Fund IV, Ltd.         Kingsville, TX
           Venture

      Columbus Joint Venture           1998       27.72%      CNL Income Fund XVI, Ltd.        Columbus, OH
                                                              CNL Income Fund XVIII, Ltd.

      Bossier City Joint Venture       1999       55.00%      CNL Income Fund VIII, Ltd.       Bossier City, LA
                                                              CNL Income Fund XIV, Ltd.

      CNL Income Fund VII, Ltd.,       2000       57.00%      CNL Income Fund VII, Ltd.        Colorado Springs,
           and CNL Income Fund XII,                                                            CO
           Ltd. Tenants in Common

      CNL VIII, X, XII Kokomo Joint    2001       80.00%      CNL Income Fund VIII, Ltd.       Kokomo, IN
           Venture                                            CNL Income Fund X, Ltd.

         Each of the joint ventures or tenancies in common were formed to hold one Property. Each CNL Income Fund is an affiliate of the General Partners and is a limited partnership organized pursuant to the laws of the state of Florida. The Partnership shares management control equally with the affiliates of the General Partners.

         The joint venture and tenancy in common arrangements provide for the Partnership and its joint venture or tenancy in common partners to share in all costs and benefits in proportion to each partner's percentage interest in the entity or Property. The Partnership and its partners are also jointly and severally liable for all debts, obligations and other liabilities of the joint venture or tenancy in common. Net cash flow from operations is distributed to each joint venture or tenancy in common partner in accordance with its respective percentage interest in the entity or Property.

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

         The joint venture and tenancy in common agreements restrict each party's ability to sell, transfer or assign its interest without first offering it for sale to its partner, either upon such terms and conditions as to which the parties may agree or, in the event the parties cannot agree, on the same terms and conditions as any offer from a third party to purchase such joint venture or tenancy in common interest.

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

Certain Management Services

         RAI Restaurants, Inc. (the "Advisor"), an affiliate of the General Partners, provides certain services relating to management of the Partnership and its Properties pursuant to a management agreement with the Partnership. Under this agreement, the Advisor is responsible for collecting rental payments, inspecting the Properties and the tenants' books and records, assisting the Partnership in responding to tenant inquiries and notices, and providing information to the Partnership about the status of the leases and the Properties. The Advisor also assists the General Partners in negotiating the leases. For these services, the Partnership has agreed to pay the Advisor an annual fee of one percent of the sum of gross rental revenues from Properties wholly owned by the Partnership plus the Partnership's allocable share of gross revenues of joint ventures in which the Partnership is a co-venturer, but not in excess of competitive fees for comparable services.

         The management agreement continues until the Partnership no longer owns an interest in any Properties unless terminated at an earlier date upon 60 days' prior notice by either party.

         During 2003, CNL Capital Management, Inc., ("CCM"), a wholly owned subsidiary of CNL Financial Group, Inc., began providing certain strategic advisory services to the General Partners relative to the Partnership's business. CCM is not reimbursed for these services by the Partnership. CCM also began providing some accounting and portfolio management services to the Partnership during 2003, through a subcontract with the Advisor.

Competition

         The fast-food and family-style restaurant business is characterized by intense competition. The restaurants on the Partnership's Properties compete with independently owned restaurants, restaurants which are part of local or regional chains, and restaurants in other well-known national chains, including those offering different types of food and service.

Employees

         The  Partnership   has  no  employees.   The  officers  of  CNL  Realty
Corporation, the officers and employees of CNL Restaurant Properties, Inc. (formerly CNL American Properties Fund, Inc.), the parent company of the Advisor, and the officers and employees of CCM perform certain services for the Partnership. In addition, the General Partners have available to them the resources and expertise of the officers and employees of CNL Financial Group, Inc., a diversified real estate company, and its affiliates, who may also perform certain services for the Partnership.


Item 2. Properties

         As of December 31, 2003, the Partnership owned 47 Properties. Of the 47 Properties, 40 are owned by the Partnership in fee simple, six are owned through joint venture arrangements and one is owned with an affiliate through a tenancy in common arrangement. See Item 1. Business - Joint Venture and Tenancy in Common Arrangements. The Partnership is not permitted to encumber its Properties under the terms of its partnership agreement.

Description of Properties

         Land. The Partnership's Property sites range from approximately 18,900 to 120,000 square feet depending upon building size and local demographic factors. Sites purchased by the Partnership are in locations zoned for commercial use which have been reviewed for traffic patterns and volume.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by state.

               State                            Number of Properties

               Alabama                                        1
               Arizona                                        4
               California                                     1
               Colorado                                       1
               Florida                                        2
               Georgia                                        5
               Indiana                                        1
               Iowa                                           1
               Louisiana                                      2
               Mississippi                                    2
               Missouri                                       2
               New Mexico                                     1
               North Carolina                                 4
               Ohio                                           2
               South Carolina                                 2
               Tennessee                                      4
               Texas                                         11
               Washington                                     1
                                                          ------
               TOTAL PROPERTIES                              47
                                                          ======

         Buildings. Each of the Properties owned by the Partnership includes a building that is one of a Restaurant Chain's approved designs. The Partnership's buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 2,100 to 11,400 square feet. All buildings on Properties are freestanding and surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. As of December 31, 2003, the Partnership had no plans for renovation of the Properties. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 40 years for federal income tax purposes.

         As of December 31, 2003, the aggregate cost of the Properties owned by the Partnership and joint ventures (including the Property owned through a tenancy in common arrangement) for federal income tax purposes was $33,053,374 and $9,008,446, respectively.

         The following table lists the Properties owned by the Partnership, either directly or indirectly through joint venture or tenancy in common arrangements, as of December 31, 2003 by Restaurant Chain.

               Restaurant Chain                         Number of Properties

                Arby's                                             1
                Bennigan's                                         1
                Burger King                                        1
                Denny's                                            8
                Golden Corral Buffet and Grill                     2
                Hardee's                                          11
                IHOP                                               1
                Jack in the Box                                    8
                KFC                                                1
                Krispy Kreme                                       1
                Krystal                                            1
                Long John Silver's                                 6
                Taco Cabana                                        3
                Other                                              2
                                                                -----
                TOTAL PROPERTIES:                                 47
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

         Leases. The Partnership leases the Properties to operators of Restaurant Chains. The leases are generally on a long-term "triple net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance.

         The following is a schedule of the average rent per property and occupancy rates for the years ended December 31:

                                      2003              2002             2001              2000              1999
                                  --------------    -------------    --------------    -------------     -------------

Rental Income (1)                   $ 4,256,904     $ 4,252,212       $ 4,210,846       $4,102,805        $4,299,590
Properties                                   47              48                48               48                48
Average Per Property                 $   90,572      $   88,588        $   87,726         $ 85,475          $ 89,575
Occupancy Rate                             100%            100%              100%             100%              100%


(1) Rental income includes the Partnership's share of rental income from the Properties owned through joint venture arrangements and tenancy in common arrangements.

         The following is a schedule of lease expirations for leases in place as of December 31, 2003 for the next ten years and thereafter.

                                                                                     Percentage of
             Expiration Year          Number             Annual Rental               Gross Annual
                                     of Leases              Revenues                 Rental Income
             -----------------    ----------------    ---------------------    --------------------------

              2004                              1                 $ 14,942                   0.34%
              2005                             --                       --                      --
              2006                             --                       --                      --
              2007                              1                  198,625                   4.50%
              2008                             --                       --                      --
              2009                              1                   55,233                   1.25%
              2010                              2                  108,274                   2.45%
              2011                              6                  687,345                  15.55%
              2012                              8                  787,792                  17.82%
              2013                             17                1,452,557                  32.86%
              Thereafter                        9                1,115,418                  25.23%
                                        ----------            -------------           -------------
              Total (1)                        45               $4,420,186                 100.00%
                                        ==========            =============           =============

         (1) Excludes two Properties which were sold in 2004.

         Leases with Major Tenants. The terms of each of the leases with the Partnership's major tenants as of December 31, 2003 (see Item 1. Business - Major Tenants), are substantially the same as those described in Item 1. Business -Leases.

         Flagstar Enterprises, Inc. leases 11 Hardee's restaurants. The initial term of each lease is 20 years (expiring between 2012 and 2013) and the average minimum base annual rent is approximately $76,800 (ranging from approximately $57,600 to $93,300).

         Jack in the Box Inc. leases eight Jack in the Box restaurants. The initial term of each lease is 18 years (expiring between 2010 and 2011) and the average minimum base annual rent is approximately $107,500 (ranging from approximately $83,500 to $135,800).


Item 3.  Legal Proceedings

         Neither the Partnership, nor its General Partners, nor any affiliates of the Partnership, nor any of their respective Properties, is party to, or subject to, any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

(a) As of March 12, 2004, there were 3,464 holders of record of the Units. There is no public trading market for the Units, and it is not anticipated that a public market for the Units will develop. During 2003, Limited Partners who wished to sell their Units may have offered the Units for sale pursuant to the Partnership's distribution reinvestment plan (the "Plan"), and Limited Partners who wished to have their distributions used to acquire additional Units (to the extent Units were available for purchase), may have done so pursuant to such Plan. The General Partners have the right to prohibit transfers of Units. From inception through December 31, 2003, the price for any Unit transferred pursuant to the Plan was $9.50 per Unit. The price paid for any Unit transferred other than pursuant to the Plan was subject to negotiation by the purchaser and the selling Limited Partner. The Partnership will not redeem or repurchase Units.

         The following table reflects, for each calendar quarter, the high, low and average sales prices for transfers of Units during 2003 and 2002 other than pursuant to the Plan, net of commissions.


                                             2003 (1)                                2002 (1)
                                 ----------------------------------     ------------------------------------
                                   High         Low        Average        High          Low        Average
                                 ---------    --------    ----------    ---------    ---------    ----------

        First Quarter              $9.50      $ 6.34         $ 7.76       $9.50       $ 6.37         $ 8.12
        Second Quarter              9.50        7.27           8.96        7.09         6.73           6.90
        Third Quarter              10.00        6.38           8.16        9.50         6.37           8.76
        Fourth Quarter             10.00        8.00           9.34        9.50         6.37           7.74


(1) A total of 41,228 and 53,865 Units were transferred other than pursuant to the Plan for the years ended December 31, 2003 and 2002, respectively.

         The capital contribution per Unit was $10. All cash available for distribution will be distributed to the partners pursuant to the provisions of the partnership agreement.

         For the years ended December 31, 2003 and 2002, the Partnership declared cash distributions of $3,825,008 and $3,937,508, respectively, to the Limited Partners. Distributions during the year ended December 31, 2002 included $112,500 in a special distribution representing cumulative excess operating reserves. No amounts distributed to partners for the years ended December 31, 2003 and 2002, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. No distributions have been made to the General Partners to date.

         As indicated in the chart below, distributions were declared at the close of each of the Partnership's calendar quarters. These amounts include monthly distributions made in arrears for the Limited Partners electing to receive such distributions on this basis.

                             Quarter Ended                             2003               2002
                             ----------------------------         ---------------    ---------------

                             March 31                                  $ 956,252          $ 956,252
                             June 30                                     956,252            956,252
                             September 30                                956,252            956,252
                             December 31                                 956,252          1,068,752

         The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis, although some Limited Partners, in accordance with their election, receive monthly distributions, for an annual fee.

         (b) Not applicable.

Item 6.  Selected Financial Data

                                           2003             2002              2001             2000              1999
                                       -------------    --------------    -------------    --------------    -------------

Year ended December 31:
  Continuing Operations (4):
      Revenues                           $3,573,684        $3,427,961       $3,411,069        $3,582,719       $3,542,263
      Equity in earnings of
        unconsolidated joint
        ventures                            395,641           409,465          364,478           373,694          344,964
      Income from continuing
        operations (1)                    3,097,163         2,974,786        2,865,236         3,383,824        3,168,738

  Discontinued Operations (4):
      Revenues                              209,229           334,617          463,374           496,580          536,372
      Income from and gain on
      disposal of discontinued
      operations (2)                        141,131           800,770          403,014           436,392          476,305

  Net income                              3,238,294         3,775,556        3,268,250         3,820,216        3,645,043

  Income per Unit:
      Continuing operations                $   0.69          $   0.66         $   0.64          $   0.75         $   0.70
      Discontinued operations                  0.03              0.18             0.09              0.10             0.11
                                       -------------    --------------    -------------    --------------    -------------
                                            $   0.72          $   0.84         $   0.73          $   0.85         $   0.81
                                       =============    ==============    =============    ==============    =============

  Cash distributions declared (3)        $3,825,008        $3,937,508       $3,825,008        $3,825,008       $3,825,008
  Cash distributions declared
      per                                      0.85              0.88             0.85              0.85             0.85
      Unit (3)

  At December 31:
      Total assets                      $39,142,814       $39,827,704      $39,836,611       $40,319,220      $40,440,927
      Partners' capital                  37,900,660        38,487,374       38,649,326        39,206,084       39,210,876


(1)      Income from  continuing  operations  for the years ended  December  31,
         2001,  2000  and  1999,   includes  $349,516,   $254,405  and  $74,714,
         respectively, from gains on sales of assets. Income from continuing operations for the years ended 2002, 2001 and 2000 includes $6,584, $362,265 and $155,281, respectively, for provisions for write-down of assets.

(2) Income from and gain on disposal of discontinued operations for the years ended December 31, 2003 and 2002 includes $57,318 and $501,083, respectively, from gain on disposal of discontinued operations.

(3) Distributions for the year ended December 31, 2002 include a special distribution to the Limited Partners of $112,500 which represented cumulative excess operating reserves.

(4) Certain items in prior years' financial data have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

         The above selected financial data should be read in conjunction with the financial statements and related notes contained in Item 8 hereof.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Partnership was organized on August 20, 1991, to acquire for cash, either directly or through joint venture arrangements, both newly constructed and existing restaurant Properties, as well as land upon which restaurant Properties were to be constructed, to be leased primarily to operators of Restaurant Chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases of the Properties provide for minimum base annual rental amounts (payable in monthly installments) ranging from approximately $48,000 to $228,500. Generally, the leases provide for percentage rent based on sales in excess of a specified amount. In addition, a majority of the leases provide that, commencing in specified lease years (ranging from the third to the sixth lease year), the annual base rent required under the terms of the lease will increase. As of December 31, 2002 and 2001, the Partnership owned 41 Properties directly and held interests in seven Properties either through joint venture or tenancy in common arrangements. As of December 31, 2003, the Partnership owned 40 Properties directly and held interests in seven Properties either through joint venture or tenancy in common arrangements.

Capital Resources

        Cash from operating activities was $4,064,549, $3,939,391 and $3,934,568, for the years ended December 31, 2003, 2002, and 2001, respectively. The increase in cash from operating activities during the year ended December 31, 2003, as compared to the previous year, was a result of changes in the Partnership's working capital, such as the timing of transactions relating to the collection of receivables and the payment of expenses, and changes in income and expenses, such as changes in rental revenues and changes in operating and Property related expenses. Cash from operating activities during 2002, as compared to 2001,was consistent.

        Other sources and uses of cash included the following during the years ended December 31, 2003, 2002 and 2001.

        In March 2001, Middleburg Joint Venture, in which the Partnership owned an 87.54% interest, sold its Property to the tenant in accordance with the option under its lease agreement to purchase the Property, for $1,900,000. Due to the fact that the joint venture had recorded accrued rental income, representing non-cash amounts that the joint venture had recognized as income since the inception of the lease relating to the straight-lining of future scheduled rent increases in accordance with generally accepted accounting principles, a loss of approximately $61,900 was recorded by the joint venture in March 2001. In April 2001, Middleburg Joint Venture was dissolved in accordance with the joint venture agreement. No gain or loss on the dissolution of the joint venture was incurred. The Partnership received approximately $1,663,300 as a return of capital representing its 87.54% share of the liquidation proceeds of the joint venture. In April 2001, the Partnership used these proceeds to invest in a joint venture arrangement, CNL VIII, X, XII Kokomo Joint Venture, to acquire a Property in Kokomo, Indiana with CNL Income Fund VIII, Ltd. and CNL Income Fund X, Ltd., each of which is a Florida limited partnership and an affiliate of the General Partners. The Partnership accounts for its investment using the equity method since the joint venture agreement requires the consent of all partners on key decisions affecting the operations of the underlying Property. The joint venture acquired this Property from CNL BB Corp., an affiliate of the General Partners. The affiliate had purchased and temporarily held title to the Property in order to facilitate the acquisition of the Property by the joint venture. The purchase price paid by the joint venture represented the costs incurred by the affiliate to acquire and carry the Property. The Partnership contributed approximately $1,689,600 to acquire the restaurant Property for an 80% interest in the profits and losses of the joint venture.

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

        In August 2002, the Partnership sold its Property in Valdosta, Georgia to a third party and received net sales proceeds of approximately $623,700 resulting in a gain on disposal of discontinued operations of approximately $167,100. In September 2002, the Partnership used the proceeds from the sale of this Property to acquire a Property in Clive, Iowa from CNL Net Lease Investors, L.P. ("NLI"), a California Limited Partnership, at an approximate cost of $716,800. The sale of the Property and the reinvestment of the net sales proceeds qualified as a like-kind exchange transaction for federal income tax purposes. During 2002, and prior to the Partnership's acquisition of this Property, CNL Financial LP Holding, LP ("CFN"), a Delaware Limited Partnership, and CNL Net Lease Investors GP Corp., a Delaware corporation, purchased the limited partner's interest and general partner's interest, respectively, of NLI. Prior to this transaction, an affiliate of the Partnership's General Partners owned a 0.1% interest in NLI and served as a General Partner of NLI. The original general partners of NLI waived their rights to benefit from this transaction. The acquisition price paid by CFN for the limited partner's interest was based on the portfolio acquisition price. The Partnership acquired the Property in Clive, Iowa at CFN's cost and did not pay any additional compensation to CFN for the acquisition of the Property. Each CNL entity is an affiliate of the Partnership's General Partners.

        In December 2003, the Partnership sold its Property in Tempe, Arizona to a third party and received net sales proceeds of $673,300 resulting in a gain on disposal of discontinued operations of approximately $57,300. The general partners intend to reinvest the net sales proceeds in an additional Property.

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

        At December 31, 2003, the Partnership had $2,063,934 in cash and cash equivalents as compared to $1,263,592 at December 31, 2002. At December 31, 2003, these funds were held in demand deposit and money market accounts at commercial banks. The increase in cash and cash equivalents at December 31, 2003 was due to the Partnership holding the proceeds from the sale of the Property in Tempe, Arizona pending reinvestment in an additional Property. As of December 31, 2003, the average interest rate earned on rental income held in demand deposit and money market accounts at commercial banks was less than one percent annually. The funds remaining at December 31, 2003, after payment of distributions and other liabilities, will be used to invest in an additional Property and to meet the Partnership's working capital needs.

        The tenant of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which the Partnership has a 31.13% interest, did not exercise its option to renew its lease. The lease expired in January 2004. The lost revenues that will result from the loss of this lease will have an adverse effect on net income earned by joint ventures if the joint venture is unable to re-lease the Property in a timely manner.

        In December 2003, the Partnership entered into an agreement with a third party to sell its Property in Blue Springs, Missouri. In February 2004, the Partnership entered into a separate agreement with a third party to sell its Property in Toccoa, Georgia. In March 2004, the Partnership sold the Properties and received aggregate net sales proceeds of approximately $2,273,900 resulting in an aggregate gain on the sales of approximately $655,300. The General Partners intend to use the proceeds received from the sales to invest in additional Properties.

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

        The Partnership generally distributes cash from operating activities remaining after the payment of the operating expenses of the Partnership, to the extent that the General Partners determine that such funds are available for distribution. Based on current cash from operations, the Partnership declared distributions to the Limited Partners of $3,825,008 for each of the years ended December 31, 2003 and 2001. The Partnership declared distributions of $3,937,508 for the year ended December 31, 2002. Distributions during the year ended
December 31, 2002 included $112,500 in a special distribution representing cumulative excess operating reserves. This represents a distribution of $0.85 per Unit for the years ended December 31, 2003 and 2001 and $0.88 per Unit for the year ended December 31, 2002. No distributions were made to the General Partners during the years ended December 31, 2003, 2002 and 2001. No amounts distributed to the Limited Partners for the years ended December 31, 2003, 2002, and 2001, are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the Limited Partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the Limited Partners on a quarterly basis.

        During 2000, the General Partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the General Partners' capital account as of December 31, 1999. Accordingly, the General Partners were not allocated any net income and did not receive any distributions during the year ended December 31, 2003, 2002 and 2001.

        As of December 31, 2003 and 2002, the Partnership owed $19,503 and $20,984, respectively, to affiliates for operating expenses and accounting and administrative services. As of March 12, 2004, the Partnership had reimbursed the affiliates for these amounts. Other liabilities including distributions payable decreased to $1,222,651 at December 31, 2003, from $1,319,346 at December 31, 2002, primarily as a result of a decrease in distributions payable. The decrease was partially offset by an increase in accounts payable and accrued expenses. The General Partners believe that the Partnership has sufficient cash on hand to meet its working capital needs.

Off-Balance Sheet Transactions

        The Partnership holds interests in various unconsolidated joint venture and tenancy in common arrangements that are accounted for using the equity method. The General Partners do not believe that any such interest would constitute an off-balance sheet arrangement requiring any additional disclosures under the provisions of the Sarbanes-Oxley Act of 2002.

Contractual Obligations, Contingent Liabilities, and Commitments

        In December 2003, the Partnership entered into an agreement to sell the Property in Blue Springs, Missouri. The Partnership sold this Property in March 2004.

Long-Term Liquidity

        The Partnership has no long-term debt or other long-term liquidity requirements.

Critical Accounting Policies

        The Partnership's leases are accounted for under the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and have been accounted for using either the direct financing or the operating method. FAS 13 requires management to estimate the economic life of the leased property, the residual value of the leased property and the present value of minimum lease payments to be received from the tenant. In addition, management assumes that all payments to be received under its leases are collectible. Changes in management's estimates or assumption regarding collectibility of lease payments could result in a change in accounting for the lease.

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

        Management reviews the Partnership's Properties and investments in unconsolidated entities for impairment at least once a year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The assessment is based on the carrying amount of the Property or investment at the date it is tested for recoverability compared to the sum of the estimated future cash flows expected to result from its operation and sale through the expected holding period. If an impairment is indicated, the asset is adjusted to its estimated fair value.

        Effective  January  1,  2002,  the  Partnership   adopted  Statement  of
Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, when the Partnership makes the decision to sell or commits to a plan to sell a Property within one year, its operating results are reported as discontinued operations.

Results of Operations

Comparison of year ended December 31, 2003 to year ended December 31, 2002

        Rental revenues from continuing operations were $3,518,104 during the year ended December 31, 2003 as compared to $3,388,810 for the same period of 2002. The increase in rental revenues from continuing operations during 2003 was primarily attributable to the Partnership reinvesting the proceeds from the 2002 sales of the Properties in Arlington, Texas and Valdosta, Georgia in a Property in San Antonio, Texas in June 2002 and a Property in Clive, Iowa in September 2002.

        The Partnership also earned $36,094 in contingent rental income for the year ended December 31, 2003 as compared to $27,271 for the same period of 2002. The increase in contingent rental income was due to an increase in gross sales of certain restaurant Properties, the leases of which require the payment of contingent rent.

        For the year ended December 31, 2003, the Partnership earned $395,641 as compared to $409,465 during the same period of 2002 attributable to the net income earned by unconsolidated joint ventures in which the Partnership is a co-venturer. Net income earned by unconsolidated joint ventures decreased slightly during 2003, as compared to the same period of 2002, due to the fact that Kingsville Real Estate Joint Venture, in which the Partnership owns a 31.13% interest, recorded a provision for write-down of assets in the amount of $30,800, relating to its property in Kingsville, Texas, because the tenant of the property did not exercise its option to renew its lease. The lease expired in January 2004. The provision represented the difference between the carrying value of the property at December 31, 2003 and its estimated fair value. The lost revenues that will result from the loss of this lease will have an adverse effect on net income earned by joint ventures if the joint venture is unable to re-lease the Property in a timely manner.

        During the year ended December 31, 2003, two lessees (or groups of affiliated tenants) of the Partnership, Jack in the Box Inc. and Jack in the Box Eastern Division, L.P. (which are affiliated entities under common control of Jack in the Box Inc.) (hereinafter referred to as "Jack in the Box Inc.") and Flagstar Enterprises, Inc., each contributed more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). As of December 31, 2003, Jack in the Box Inc. was the lessee under leases relating to eight restaurants and Flagstar Enterprises, Inc. was the lessee under leases relating to 11 restaurants. It is anticipated that based on the minimum rental payments required by the leases, that these tenants will each continue to contribute more than 10% of the Partnership's total rental revenues during 2004. In addition, during the year ended December 31, 2003, four Restaurant Chains, Jack in the Box, Denny's,
Hardee's and Long John Silver's each accounted for more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from Properties owned by joint ventures and a Property owned with an affiliate of the General Partners as tenants-in-common). In 2004, it is anticipated that these four Restaurant Chains each will continue to account for more than 10% of the Partnership's total rental revenues to which the Partnership is entitled under the terms of the leases. Any failure of these lessees or Restaurant Chains will materially affect the Partnership's operating results if the Partnership is not able to re-lease the Properties in a timely manner.

        Operating expenses, including depreciation and amortization expense were $872,162 for the year ended December 31, 2003 as compared to $862,640 for the
same  period  of  2002.  The  increase  in  operating   expenses  was  primarily
attributable to an increase in depreciation expense as a result of the acquisition of the Properties in San Antonio, Texas and Clive, Iowa, as described above. The increase in operating expenses during 2003 was partially offset by a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties.

        During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as discontinued operations in the accompanying financial statements. The Partnership recognized a gain on disposal of discontinued operations of approximately $501,100 relating to these Properties. During 2003, the Partnership identified and sold its Property in Tempe, Arizona to a third party and received net sales proceeds of approximately $673,300 resulting in a gain on disposal of discontinued operations of approximately $57,300. The Partnership recorded a provision for write-down of assets in the amount of approximately $57,700 relating to this Property. The provision represented the difference between the carrying value of the property and its estimated fair value. In addition, during 2003, the Partnership identified for sale its Properties in Blue Springs, Missouri and Black Mountain, North Carolina. These Properties are classified as discontinued operations in the accompanying financial statements. The Partnership recognized net rental income (rental revenues less Property related expenses and provision for write-down of assets) of $83,813 and $299,687 during the years ended December 31, 2003 and 2002, respectively, relating to these Properties.

Comparison of year ended December 31, 2002 to year ended December 31, 2001

        Rental revenues from continuing operations were $3,388,810 during the year ended December 31, 2002 as compared to $3,306,156 for the same period of 2001. The increase in rental revenues from continuing operations during 2002 was primarily due to the Partnership reinvesting the majority of the net sales proceeds from the 2001 sales of the Properties in Rialto, California and Winter Haven, Florida in Properties in Pflugerville and Pasadena, Texas in December 2001. The increase in rental revenues from continuing operations was also partially attributable to the Partnership reinvesting the proceeds from the sale of the Property in Arlington, Texas in a Property in San Antonio, Texas.

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

        During the year ended December 31, 2002, the Partnership also earned $11,880 as compared to $84,986 for the same period of 2001 in interest and other income. Interest and other income was lower during 2002 due to a decrease in the average cash balance as a result of the reinvestment of sales proceeds received in 2001 and due to a decline in interest rates.

        Operating expenses, including depreciation and amortization expense and provision for write-down of assets, were $862,640 for the year ended December 31, 2002 as compared to $1,259,827 for the same period of 2001. Operating expenses were higher during 2001 as a result of the Partnership recording a provision for write-down of assets of $362,265 relating to the Properties in Winter Haven, Florida and Albany, Georgia. The provision represented the difference between the net carrying value of the Properties and their estimated fair value. The tenant of the Property in Winter Haven, Florida ceased rental payments to the Partnership and vacated the Property. The tenant of the Property in Albany, Georgia terminated its lease with the Partnership. The Partnership sold the Property in Winter Haven, Florida in December 2001 and re-leased the Property in Albany, Georgia in January 2001 to a new tenant with lease terms substantially the same as the Partnership's other leases. In addition, operating expenses were higher during 2001, because the Partnership incurred certain expenses, such as repairs and maintenance, insurance and real estate taxes in connection with the Property in Winter Haven, Florida before it was sold. This Property was sold in December 2001 and the Partnership will not continue to incur expenses related to this Property. The decrease in operating expenses during 2002 was also attributable to a decrease in the costs incurred for administrative expenses for servicing the Partnership and its Properties. Depreciation expense increased due to the acquisitions of the Properties in San Antonio, Texas and Clive, Iowa. Although these Properties replaced two properties that were sold in 2002, the expenses related to disposed Properties are reported as discontinued operations in the financial statements as required by Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets."

        As a result of the sale of the Properties in Rialto, California and Winter Haven, Florida the Partnership recognized a gain on sale of assets of approximately $349,500 during the year ended December 31, 2001. Because these Properties were identified for sale prior to the January 2002 implementation of Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations relating to these Properties were included as Income from Continuing Operations in the accompanying financial statements.

        During the year ended December 31, 2002, the Partnership identified and sold two Properties that were classified as discontinued operations in the accompanying financial statements. The Partnership recognized a gain on disposal of discontinued operations of approximately $501,100 relating to these Properties. The Partnership recognized net rental income (rental revenues less Property related expenses) of $299,687 and $403,014 during the years ended December 31, 2002 and 2001, respectively, relating to these Properties.

         The General Partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the Limited Partners.

        The Partnership's leases as of December 31, 2003, are generally triple-net leases, and contain provisions that the General Partners believe mitigate the adverse effect of inflation. Such provisions include clauses requiring the payment of percentage rent based on certain restaurant sales above a specified level and/or automatic increases in base rent at specified times during the term of the lease. Inflation, overall, has had a minimal effect on the results of operations of the Partnership. Continued inflation may cause capital appreciation of the Partnership's Properties. Inflation and changing prices, however, also may have an adverse impact on the sales of the restaurants and on potential capital appreciation of the Properties.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The general partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.


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

               Report of Independent Certified Public Accountants



To the Partners
CNL Income Fund XII, Ltd.



In our opinion, the accompanying balance sheets and the related statements of income, of partners' capital and of cash flows present fairly, in all material respects, the financial position of CNL Income Fund XII, Ltd. (a Florida limited partnership) at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedules are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As  described in Note 1 to the  financial  statements,  on January 1, 2002,  the
Partnership  adopted  Statement  of  Financial   Accounting  Standards  No.  144
"Accounting for the Impairment or Disposal of Long-Lived Assets."




/s/ PricewaterhousCoopers LLP

Orlando, Florida
March 24, 2004

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                                 BALANCE SHEETS


                                                                                         December 31,
                                                                                2003                      2002
                                                                           ---------------           ----------------

                            ASSETS

Real estate properties with operating leases, net                             $21,817,407                $21,492,877
Net investment in direct financing leases                                       6,008,257                  6,985,214
Real estate held for sale                                                       1,875,108                  2,624,706
Investment in joint ventures                                                    4,347,361                  4,434,559
Cash and cash equivalents                                                       2,063,934                  1,263,592
Certificates of deposit                                                           550,991                    541,162
Receivables, less allowance for doubtful accounts of $170,957
    and $49,248, respectively                                                       9,454                        460
Accrued rental income, less allowance for doubtful accounts
     of $9,061 in 2003 and 2002                                                 2,424,111                  2,433,681
Other assets                                                                       46,191                     51,453
                                                                           ---------------           ----------------

                                                                              $39,142,814                $39,827,704
                                                                           ===============           ================


               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                          $   25,185                  $   7,127
Real estate taxes payable                                                          16,504                     18,488
Distributions payable                                                             956,252                  1,068,752
Due to related parties                                                             19,503                     20,984
Rents paid in advance and deposits                                                224,710                    224,979
                                                                           ---------------           ----------------
         Total liabilities                                                      1,242,154                  1,340,330

Commitment (Note 11)

Partners' capital                                                              37,900,660                 38,487,374
                                                                           ---------------           ----------------

                                                                              $39,142,814                $39,827,704
                                                                           ===============           ================


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                              STATEMENTS OF INCOME


                                                                                 Year Ended December 31,
                                                                        2003               2002              2001
                                                                  -----------------   ----------------  ----------------

Revenues:
    Rental income from operating leases                             $  2,830,943        $ 2,589,526       $ 2,430,464
    Earned income from direct financing leases                           687,161            799,284           875,692
    Contingent rental income                                              36,094             27,271            19,927
    Interest and other income                                             19,486             11,880            84,986
                                                                  -----------------   ----------------  ----------------
                                                                       3,573,684          3,427,961         3,411,069
                                                                  -----------------   ----------------  ----------------
Expenses:
    General operating and administrative                                 283,382            308,158           324,393
    Property related                                                      20,012             29,796            95,022
    Management fees to related parties                                    44,730             42,279            40,719
    State and other taxes                                                 43,004             49,763            49,739
    Depreciation and amortization                                        481,034            426,060           387,689
    Provision for write-down of assets                                        --              6,584           362,265
                                                                  -----------------   ----------------  ----------------
                                                                         872,162            862,640         1,259,827
                                                                  -----------------   ----------------  ----------------

Income before gain on sale of assets and equity in
    earnings of unconsolidated joint ventures                          2,701,522          2,565,321         2,151,242

Gain on sale of assets                                                        --                 --           349,516

Equity in earnings of unconsolidated joint ventures                      395,641            409,465           364,478
                                                                  -----------------   ----------------  ----------------

Income from continuing operations                                      3,097,163          2,974,786         2,865,236
                                                                  -----------------   ----------------  ----------------

Discontinued operations
    Income from discontinued operations                                   83,813            299,687           403,014
    Gain on disposal of discontinued operations                           57,318            501,083                --
                                                                  -----------------   ----------------  ----------------
                                                                         141,131            800,770           403,014
                                                                  -----------------   ----------------  ----------------

Net income                                                          $  3,238,294        $ 3,775,556       $ 3,268,250
                                                                  =================   ================  ================

Income per limited partner unit
    Continuing operations                                             $     0.69          $    0.66         $    0.64
    Discontinued operations                                                 0.03               0.18              0.09
                                                                  -----------------   ----------------  ----------------

                                                                      $     0.72          $    0.84         $    0.73
                                                                  =================   ================  ================

Weighted average number of limited partner units
    outstanding                                                        4,500,000          4,500,000         4,500,000
                                                                  =================   ================  ================


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                  Years Ended December 31, 2003, 2002 and 2001


                                                General Partners                                          Limited Partners
                                  -------------------------------------  ----------------------------------------------------------
                                                         Accumulated                                                Accumulated
                                   Contributions          Earnings         Contributions      Distributions         Earnings
                                  ------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2000              $     1,000        $   258,109       $  45,000,000      $ (29,950,059)      $  29,271,578

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --                  --         (3,825,008)                 --
Net income                                       --                 --                  --                 --           3,268,250
                                  ------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2001                    1,000            258,109          45,000,000        (33,775,067)         32,539,828

    Distributions to limited
       partners ($0.88 per
       limited partner unit)                     --                 --                  --         (3,937,508)                 --
Net income                                       --                 --                  --                 --           3,775,556
                                  ------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2002                    1,000            258,109          45,000,000        (37,712,575)         36,315,384

    Distributions to limited
       partners ($0.85 per
       limited partner unit)                     --                 --                  --         (3,825,008)                 --
Net income                                       --                 --                  --                 --           3,238,294
                                  ------------------  -----------------  ------------------  -----------------  ------------------

Balance, December 31, 2003              $     1,000        $   258,109       $  45,000,000      $ (41,537,583)      $  39,553,678
                                  ==================  =================  ==================  =================  ==================


--------------
  Syndication
    Costs            Total
---------------  ---------------


  $ (5,374,544)    $ 39,206,084



            --       (3,825,008)
            --        3,268,250
---------------  ---------------

    (5,374,544)      38,649,326



            --       (3,937,508)
            --        3,775,556
---------------  ---------------

    (5,374,544)      38,487,374



            --       (3,825,008)
            --        3,238,294
---------------  ---------------

  $ (5,374,544)    $ 37,900,660
===============  ===============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                            STATEMENTS OF CASH FLOWS



                                                                               Years Ended December 31,
                                                                      2003               2002               2001
                                                                 ----------------   ----------------   ---------------


Cash Flows from Operating Activities:
   Net income                                                        $ 3,238,294        $ 3,775,556       $ 3,268,250
                                                                 ----------------   ----------------   ---------------

   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                       493,684            452,725           442,404
      Amortization of net investment in direct
         financing                                                       210,445            185,107           148,849
         Leases
      Amortization                                                        22,771              5,348             5,352
      Equity in earnings of unconsolidated joint
         ventures, net of distributions                                   86,129            143,006           122,377
      Gain on sale of assets                                             (57,318)          (501,083)         (349,516)
      Provisions for write-down of assets                                 57,706              6,584           362,265
      Decrease (increase) in receivables                                 (18,823)             5,175           188,549
      Decrease (increase) in interest receivable                              --              3,944           (33,830)
      Decrease (increase) in other assets                                  1,901             (5,604)            6,947
      Decrease (increase) in accrued rental income                        15,436           (196,898)         (304,245)
      Increase (decrease) in accounts payable and
         accrued expenses and real estate taxes payable                   16,074             (3,541)          (19,057)
      Increase (decrease) in due to related parties                       (1,481)            (4,901)            3,077
      Increase in due from related parties                                    --             24,986             3,017
      Increase (decrease) in rents paid in advance and
         deposits                                                           (269)            48,987            90,129
                                                                 ----------------   ----------------   ---------------
             Total adjustments                                           826,255            163,835           666,318
                                                                 ----------------   ----------------   ---------------

Net cash provided by operating activities                              4,064,549          3,939,391         3,934,568
                                                                 ----------------   ----------------   ---------------

Cash flows from investing activities:
      Proceeds from sale of real estate properties                       673,301          1,871,865         2,472,661
      Additions to real estate properties with
         operating leases                                                     --         (2,004,511)       (2,478,795)
      Liquidating distribution from joint venture                             --                 --         1,663,260
      Investment in joint ventures                                            --                 --        (1,689,609)
      Collection on mortgage note receivable                                  --                 --            43,760
                                                                 ----------------   ----------------   ---------------
         Net cash provided by (used in) investing
             activities                                                  673,301           (132,646)           11,277
                                                                 ----------------   ----------------   ---------------

Cash flows from financing activities:
      Distributions to limited partners                               (3,937,508)        (3,825,008)       (3,825,008)
                                                                 ----------------   ----------------   ---------------
         Net cash used in financing activities                        (3,937,508)        (3,825,008)       (3,825,008)
                                                                 ----------------   ----------------   ---------------

Net increase (decrease) in cash and cash equivalents                     800,342            (18,263)          120,837

Cash and cash equivalents at beginning of year                         1,263,592          1,281,855         1,161,018
                                                                 ----------------   ----------------   ---------------

Cash and cash equivalents at end of year                             $ 2,063,934        $ 1,263,592       $ 1,281,855
                                                                 ================   ================   ===============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                      STATEMENTS OF CASH FLOWS - CONTINUED


                                                                              Years Ended December 31,
                                                                     2003               2002               2001
                                                                ----------------   ----------------   ---------------


Supplemental Schedule of Non-Cash Financing Activities:

             Distributions declared and unpaid at
                December 31                                          $  956,252        $ 1,068,752        $  956,252
                                                                ================   ================   ===============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies

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

         Real Estate and Lease Accounting - The Partnership records the acquisitions of real estate properties at cost, including acquisition and closing costs. Real estate properties are leased to unrelated third parties on a triple-net basis, whereby the tenant is generally responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. During the years ended December 2003, 2002, and 2001, tenants paid, or are expected to pay, directly to real estate taxing authorities approximately $560,800, $540,000, and $516,800, respectively, in estimated real estate taxes in accordance with the terms of their leases.

         The leases of the Partnership provide for base minimum annual rental payments payable in monthly installments. In addition, certain leases provide for contingent rental revenues based on the tenants' gross sales in excess of a specified threshold. The partnership defers recognition of the contingent rental revenues until the defined thresholds are met. The leases are accounted for using either the operating or the direct financing methods.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Substantially all leases are for 10 to 20 years and provide for minimum and contingent rentals. The lease options generally allow tenants to renew the leases for two to five successive five-year periods subject to the same terms and conditions as the initial lease. Most leases also allow the tenant to purchase the property at fair market value after a specified portion of the lease has elapsed.

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

         Cash and Cash Equivalents - The Partnership considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist of demand deposits at commercial banks and money market funds. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         Rents Paid in Advance - Rents paid in advance by lessees for future periods are deferred upon receipt and are recognized as revenues during the period in which the rental income is earned.

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

         Reclassification - Certain items in the prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total partners' capital, net income or cash flows.

         Statement of Financial Accounting Standards No. 144 - Effective January 1, 2002, the Partnership adopted Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement requires that a long-lived asset be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. The assessment is based on the carrying amount of the asset at the date it is tested for recoverability. An impairment loss is recognized when the carrying amount of a long-lived asset exceeds its fair value. If an impairment is recognized, the adjusted carrying amount of a long-lived asset is its new cost basis. The statement also requires that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale be reported as a discontinued operation if the disposal activity was initiated subsequent to the adoption of the Standard.

         FASB Interpretation No. 46 - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to expand upon and strengthen existing accounting guidance that addresses when a company should include the assets, liabilities and activities of another entity in its financial statements. To improve financial reporting by companies involved with variable interest entities, FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. In December 2003, the FASB issued FASB Interpretation No. 46R ("FIN 46R"), to clarify some of the provisions of FIN 46. Under FIN 46R, special effective date provisions apply to entities that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Otherwise, application of FIN 46R is required in financial statements of public entities that have interests in structures that are commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities is required in financial statements for periods ending after March 15, 2004. The Partnership did not fully or partially apply FIN 46 prior to the issuance of FIN 46R. Also, the Partnership does not have interests in structures commonly referred to as special-purpose entities. Therefore, application of FIN 46R is required in the Partnership's financial statements for periods ending after March 15, 2004. The General Partners believe adoption of this standard may result in either consolidation or additional disclosure requirements of the Partnership's

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


1.       Significant Accounting Policies - Continued

         unconsolidated joint ventures, which are currently accounted for under the equity method. However, such consolidation is not expected to significantly impact the Partnership's results of operations.

2.       Real Estate Properties with Operating Leases

         Real estate properties with operating leases consisted of the following at December 31:

                                                                       2003                 2002
                                                                -------------------  -------------------

                   Land                                             $   11,844,521        $  11,844,521
                   Buildings                                            13,218,875           12,417,740
                                                                -------------------  -------------------
                                                                        25,063,396           24,262,261
                   Less accumulated depreciation                        (3,245,989)          (2,769,384)
                                                                -------------------  -------------------

                                                                    $   21,817,407        $  21,492,877
                                                                ===================  ===================

         In June 2002, the Partnership reinvested the proceeds from the sale of its property in Arlington, Texas and the remaining proceeds from the 2001 sale of the property in Winter Haven, Florida in a property in San Antonio, Texas. In September 2002, the Partnership reinvested the proceeds from the sale of a property in Valdosta, Georgia in a property in Clive, Iowa (see Note 5).

         The following is a schedule of the future minimum lease payments to be received on noncancellable operating leases at December 31, 2003:

                   2004                          $ 2,905,165
                   2005                            2,931,056
                   2006                            2,945,612
                   2007                            2,958,345
                   2008                            2,973,227
                   Thereafter                     14,568,010
                                               --------------

                                                $ 29,281,415  (1)
                                               ==============

         (1) Excludes one property which was classified as real estate held for sale and two properties that sold in 2004.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


3.       Net Investment in Direct Financing Leases

         The following lists the components of the net investment in direct financing leases at December 31:

                                                                           2003                 2002
                                                                      -----------------    -----------------

                  Minimum lease payments receivable                      $  8,465,133         $ 10,583,197
                  Estimated residual values                                 2,233,899            2,473,599
                  Less unearned income                                     (4,690,775 )         (6,071,582 )
                                                                      -----------------    -----------------

                  Net investment in direct financing leases              $  6,008,257         $  6,985,214
                                                                      =================    =================

         The following is a schedule of future minimum lease payments to be received on the direct financing leases at December 31, 2003:

                               2004                     $ 826,293
                               2005                       826,293
                               2006                       826,293
                               2007                       826,293
                               2008                       872,558
                               Thereafter               3,808,494
                                                       -----------

                                                       $7,986,224  (1)
                                                       ===========

         (1) Excludes one property which was classified as real estate held for sale and two properties that were sold in 2004.

         During 2003, the leases relating to the properties in Tempe and Phoenix, Arizona were amended. As a result, the Partnership reclassified the assets from net investment in direct financing leases to real estate properties with operating leases.

4.       Investment in Joint Ventures

         As of December 31, 2003, the Partnership had a 59.05%, an 18.61%, a 31.13%, a 27.72%, a 55% and an 80% interest in the profits and losses of Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture, respectively. The remaining interests in these joint ventures are held by affiliates of the Partnership which have the same general partners. The Partnership also has a 57% interest in a property in Colorado Springs, Colorado, with an affiliate of the general partners, as tenants in common.

         During the year ended December 31, 2003, Kingsville Real Estate Joint Venture recorded a provision for write-down of assets in the amount of $30,800, relating to its property in Kingsville, Texas because the tenant of the property did not exercise its option to renew its lease. The lease expired in January 2004. The provision represented the difference between the carrying value of the property at December 31, 2003 and its estimated fair value.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


4.       Investment in Joint Ventures - Continued

         Williston Real Estate Joint Venture, Des Moines Real Estate Joint Venture, Kingsville Real Estate Joint Venture, Columbus Joint Venture, Bossier City Joint Venture, CNL VIII, X, XII Kokomo Joint Venture and the Partnership and affiliates, in a tenancy in common arrangement, each own one property.

         The  following  presents  the  joint  ventures'   combined,   condensed
         financial information at December 31:

                                                                               2003                 2002
                                                                          ---------------      ---------------

             Real estate properties with operating leases, net               $ 7,133,035          $ 7,337,741
             Net investment in direct financing leases                           615,983              633,362
             Cash                                                                 67,899               37,707
             Receivables                                                              --                  153
             Accrued rental income                                               290,281              247,903
             Other assets                                                             --                  170
             Liabilities                                                          70,983               40,053
             Partners' capital                                                 8,036,215            8,216,983

                                                                            Years Ended December 31,
                                                                      2003            2002             2001
                                                                 ---------------  --------------  ---------------

              Revenues                                               $  939,262     $   943,283       $  894,206

              Expenses                                                 (179,846 )      (179,375 )       (173,420 )
              Provision for write-down of assets                        (30,800 )            --               --
                                                                 ---------------  --------------  ---------------

              Net Income                                             $  728,616     $   763,908      $   720,786
                                                                 ===============  ==============  ===============

         The Partnership recognized income totaling $395,641, $409,465, and $364,478, for the years ended December 31, 2003, 2002, and 2001, respectively, from these joint ventures and the property held as tenants-in-common with affiliates.

5.       Discontinued Operations

         In April 2002, the Partnership sold its property in Arlington, Texas to a third party and received net sales proceeds of approximately $1,248,200 resulting in a gain on disposal of discontinued operations of $334,000. In August 2002, the Partnership sold its property in Valdosta, Georgia to a third party and received net sales proceeds of approximately $623,700 resulting in a gain on disposal of discontinued operations of approximately $167,100. During 2003, the Partnership identified three additional properties for sale. As a result, the properties were reclassified from real estate properties with operating leases and investment in direct financing leases to real estate held for sale. The reclassified assets were recorded at the lower of their carrying amounts or fair value, less cost to sell. In December 2003, the Partnership sold one of these properties, in Tempe, Arizona, to a third party and received net sales proceeds of approximately $673,300 resulting in a gain on disposal of discontinued operations of approximately $57,300. The financial results of these properties are reflected as Discontinued Operations in the accompanying financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


5.       Discontinued Operations - Continued

         The operating results of the discontinued operations for the above properties are as follows:

                                                                       Year Ended December 31,
                                                             ---------------------------------------------
                                                                2003             2002            2001
                                                             ------------     -----------     ------------


               Rental revenues                                  $ 209,229        $334,617         $ 463,374
               Expenses                                           (67,710   )     (34,930   )       (60,360)
               Provision for write-down of assets                 (57,706   )          --                --
                                                             ------------     -----------     ------------
               Income from discontinued operations               $ 83,813        $299,687         $ 403,014
                                                             ============     ===========     ============

6.       Allocations and Distributions

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

         From inception through December 31, 1999, net sales proceeds from the sale of properties, not in liquidation of the Partnership, to the extent distributed, were distributed first to the limited partners in an amount sufficient to provide them with their Limited Partners' 10% Return, plus the return of their adjusted capital contributions. The general partners then received, to the extent previously subordinated and unpaid, a one percent interest in all prior distributions of net cash flow and a return of their capital contributions. Any remaining sales proceeds were distributed 95% to the limited partners and five percent to the general partners. Any gain from the sale of a property not in liquidation of the Partnership was, in general, allocated in the same manner as net sales proceeds were are distributable. Any loss from the sale of a property was, in general, allocated first, on a pro rata basis, to partners with positive balances in their capital accounts; and thereafter, 95% to the limited partners and five percent to the general partners.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


6.       Allocations and Distributions - Continued

         Effective January 1, 2000, the general partners waived their right to receive future distributions from the Partnership, including both distributions of operating cash flow and distributions of liquidation proceeds, to the extent that the cumulative amount of such distributions would exceed the balance in the general partners' capital account as of December 31, 1999. Accordingly, for years commencing January 1, 2000 and after, the Partnership's net income will be allocated entirely among the limited partners. However, if losses are allocated to the general partners in a year, an amount of income equal to the sum of such losses may be allocated to the general partners in succeeding years. Accordingly, the general partners were not allocated any net income and did not receive any distributions during the years ended December 31, 2003, 2002 and 2001.

         During the years ended December 31, 2003 and 2001, the Partnership declared distributions to the limited partners of $3,825,008. During the year ended December 31, 2002, the Partnership declared distributions of $3,937,508 which included a special distribution of $112,500 representing cumulative excess operating reserves. No distributions have been made to the general partners to date.

                           CNL INCOME FUND XII, LTD.
                        (A Florida Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                 Years Ended December 31, 2003, 2002, and 2001


7.       Income Taxes

         The following is a reconciliation of net income for financial reporting purposes to net income for federal income tax purposes for the years ended December 31:

                                                                       2003             2002             2001
                                                                  ---------------  ---------------  ---------------

          Net income for financial reporting purposes                $ 3,238,294      $ 3,775,556      $ 3,268,250

          Effect of timing differences relating to depreciation          (38,880)         (77,151)         (86,914)

          Direct financing leases recorded as operating
              leases for tax reporting purposes                          210,446          185,106          148,848

          Provision for write-down of assets                              57,706               --          362,265

          Effect of timing differences relating to
              gains/losses on real estate property sales                 (22,713)        (501,083)        (338,327)

          Effect of timing differences relating to equity in
              earnings of joint ventures                                  28,627           (6,759)         191,130

          Effect of timing differences relating to allowance
              for doubtful accounts                                      121,709               --           20,678

          Accrued rental income                                           15,436         (190,314)        (303,491)

          Rents paid in advance                                            5,981           40,988           91,629

          Other                                                             (454)          (1,768)              --
                                                                  ---------------  ---------------  ---------------

          Net income for federal income tax purposes                 $ 3,616,152      $ 3,224,575      $ 3,354,068
                                                                  ===============  ===============  ===============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


8.       Related Party Transactions

         One of the individual general partners, James M. Seneff, Jr., is one of the principal shareholders of CNL Holdings, Inc. The other individual general partner, Robert A. Bourne, serves as President and Treasurer of CNL Financial Group, Inc., a wholly owned subsidiary of CNL Holdings, Inc. CNL APF Partners, LP, a wholly owned subsidiary of CNL Restaurant Properties, Inc. (formerly known as CNL American Properties Fund, Inc.) served as the Partnership's advisor until January 1, 2002, when it assigned its rights and obligations under a management agreement to RAI Restaurants, Inc. (the "Advisor"). The Advisor is a wholly owned subsidiary of CNL Restaurant Properties, Inc. ("CNL-RP"). The individual general partners are stockholders and directors of CNL-RP.

         The Advisor provides services pursuant to a management agreement with the Partnership. In connection therewith, the Partnership agreed to pay the Advisor a management fee of one percent of the sum of gross revenues from properties owned by the Partnership and the Partnership's allocable share of gross revenues from joint ventures. The Partnership incurred management fees of $44,730, $42,279 and $40,719, for the years ended December 31, 2003, 2002, and 2001, respectively.

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

         During  the  years  ended  December  31,  2003,  2002,  and  2001,  the
         Partnership's advisor and its affiliates provided accounting and administrative services to the Partnership. The Partnership incurred $166,848, $207,309, and $245,519 for the years ended December 31, 2003,
         2002, and 2001, respectively, for such services.

         The amounts due to related parties at December 31, 2003 and 2002, totaled $19,503 and $20,984, respectively.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


9.       Concentration of Credit Risk

         The following schedule presents rental revenues from individual lessees, or affiliated groups of lessees, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property held with an affiliate as tenants-in-common) for each of the years ended December 31:

                                                                   2003               2002             2001
                                                               --------------     -------------    -------------


          Jack in the Box Inc. and Jack in the Box
            Eastern Division, L.P.                                 $ 795,619         $ 829,799        $ 994,523
          Flagstar Enterprises, Inc.                                 737,734           744,883          761,163

         In addition, the following schedule presents total rental revenues from individual restaurant chains, each representing more than 10% of the Partnership's total rental revenues (including the Partnership's share of rental revenues from joint ventures and the property owned with an affiliate as tenants-in-common), for each of the years ended December 31:

                                                          2003                 2002                2001
                                                     ----------------     ----------------    ---------------


              Jack in the Box                             $  795,619           $  829,799         $  994,523
              Denny's                                        700,556              785,859            684,816
              Hardee's                                       737,734              744,883            761,162
              Long John Silver's                             467,003              447,498            463,546

         Although the Partnership's properties have some geographic diversity in the United States and the Partnership's lessees operate a variety of restaurant concepts, default by any lessee or restaurant chain contributing more than 10% of the Partnership's revenues will significantly impact the results of operations of the Partnership if the Partnership is not able to re-lease the properties in a timely manner.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data

         The following table presents selected unaudited quarterly financial data for each full quarter during the years ended December 31, 2003 and 2002.


                  2003 Quarter               First          Second         Third          Fourth          Year
         -------------------------------  -------------  -------------  -------------  -------------  --------------


         Continuing Operations (1):
           Revenues                         $  892,364      $ 897,533     $  914,705     $  869,082     $ 3,573,684
           Equity in earnings of
              unconsolidated joint
              ventures                         102,274        101,662         99,880         91,825         395,641
           Income from continuing
              operations                       734,432        789,288        803,411        770,032       3,097,163

         Discontinued Operations (1):
           Revenues                             50,262         49,896         49,751         59,320         209,229
           Income (loss) from and gain
               on disposal of
               discontinued operations          28,687         46,736        (34,884 )      100,592         141,131

         Net income
                                               763,119        836,024        768,527        870,624       3,238,294

         Income (loss) per limited partner unit:

           Continuing operations             $    0.16       $   0.18      $    0.18      $    0.17       $    0.69
           Discontinued operations                0.01           0.01          (0.01 )         0.02            0.03
                                          -------------  -------------  -------------  -------------  --------------
                                             $    0.17       $   0.19      $    0.17      $    0.19       $    0.72
                                          =============  =============  =============  =============  ==============

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                  Years Ended December 31, 2003, 2002, and 2001


10.      Selected Quarterly Financial Data - Continued


                  2002 Quarter               First          Second         Third          Fourth          Year
         -------------------------------  -------------  -------------  -------------  -------------  --------------


         Continuing Operations (1):
           Revenues                         $  844,142      $ 856,744     $  884,496     $  842,579     $ 3,427,961
           Equity in earnings of
              unconsolidated joint
              ventures                         101,936        104,279        101,659        101,591         409,465
           Income from continuing
              operations                       687,817        756,206        787,641        743,122       2,974,786

         Discontinued operations (1):
           Revenues                            114,839         95,050         81,922         42,806         334,617
           Income from and gain on
             disposal of discontinued
             operations                        103,775        420,608        241,602         34,785         800,770

         Net income                            791,592      1,176,814      1,029,243        777,907       3,775,556

         Income per limited partner unit:

           Continuing operations             $    0.15       $   0.17       $   0.18      $    0.16       $    0.66
           Discontinued operations                0.03           0.09           0.05           0.01            0.18
                                          -------------  -------------  -------------  -------------  --------------
                                             $    0.18       $   0.26      $    0.23      $    0.17       $    0.84
                                          =============  =============  =============  =============  ==============

(1) Certain items in prior years' financial statements have been reclassified to conform to 2003 presentation. These reclassifications had no effect on total net income. The results of operations relating to properties that were identified for sale as of December 31, 2001 but sold subsequently are reported as continuing operations. The results of operations relating to properties that were either identified for sale and disposed of subsequent to January 1, 2002 or were classified as held for sale as of December 31, 2003 are reported as discontinued operations for all periods presented.

11.      Commitment

         In December 2003, the Partnership entered into an agreement with a third party to sell the property in Blue Springs, Missouri.

12.      Subsequent Events

         In March 2004, the Partnership sold its properties in Toccoa, Georgia and Blue Springs, Missouri for approximately $2,349,200 and received aggregate net sales proceeds of approximately $2,273,900 resulting in an aggregate gain on the sales of approximately $655,300 which will be recognized in the first quarter of 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A. Controls and Procedures

         The General Partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the Partnership's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated the Partnership's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K and have determined that such disclosure controls and procedures are effective.

         There was no change in internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.


                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         The General Partners of the Registrant are James M. Seneff, Jr., Robert
A. Bourne and CNL Realty Corporation, a Florida corporation. The General Partners manage and control the Partnership's affairs and have general responsibility and the ultimate authority in all matters affecting the Partnership's business. The Partnership has available to it the services, personnel and experience of CNL-RP, CCM, CNL Financial Group, Inc. and their affiliates, all of which are affiliates of the General Partners.

         James M. Seneff, Jr., age 57. Since 1971, Mr. Seneff has been active in the acquisition, development, and management of real estate projects and, directly or through an affiliated entity, has served as a general partner or co-venturer in over 100 real estate ventures. These ventures have involved the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Seneff has served as Director and Chairman of the Board of CNL-RP, a public, unlisted real estate investment trust since 1994. Mr. Seneff served as Chief Executive Officer of CNL-RP from 1994 through August 1999 and as Co-Chief Executive Officer from December 2000 through September 2003. Mr. Seneff served as Chairman of the Board and Chief Executive Officer of CNL Fund Advisors, Inc., formerly the
Partnership's advisor, from its inception in 1990 until it merged with a wholly-owned subsidiary of CNL-RP in September 1999, and in June 2000, was re-elected to those positions of CNL Fund Advisors, Inc. CNL Fund Advisors, Inc., formerly CNL Institutional Advisors, Inc., is a registered investment advisor. Mr. Seneff is a principal stockholder of CNL Holdings, Inc., the parent company of CNL Financial Group, Inc., a diversified real estate company, and has served as a Director, Chairman of the Board and Chief Executive Officer of CNL Financial Group, Inc. since 1973. CNL Financial Group, Inc. is and is the parent company, either directly or indirectly through subsidiaries, of CNL Real Estate Services, Inc., CNL Capital Markets, Inc., CNL Investment Company and CNL Securities Corp., all of which are engaged in the business of real estate finance. Mr. Seneff also serves as a Director and Chairman of the Board of CNL Hospitality Properties, Inc., a public, unlisted real estate investment trust; and served as Chief Executive Officer of CNL Hospitality Properties, Inc. from its inception in 1997 until 2003 and served as Co-Chief Executive Officer from February 2003 until May 1, 2003. Mr. Seneff has served as Chairman of the Board of CNL Hospitality Corp., the advisor to CNL Hospitality Properties, Inc., since its inception in 1997. Mr. Seneff also served as Chief Executive Officer from its inception in 1997 through February 2003, and currently serves as Co-Chief Executive Officer of CNL Hospitality Corp. Mr. Seneff has served as Director and Chairman of the Board of CNL Retirement Corp. since 1997 and served as Chief Executive Officer of CNL Retirement Corp. from 1997 through 2003. CNL Retirement Corp. is the advisor to CNL Retirement Properties, Inc., a public, unlisted real estate investment trust. Mr. Seneff has also served as Director and Chairman of the Board of Commercial Net Lease Realty, Inc., a public real estate investment trust that is listed on the New York Stock Exchange, since 1992 and served as Chief Executive Officer of Commercial Net Lease Realty, Inc. from 1992 through February 2004. Mr. Seneff has served as a Director, Chairman of the Board, and Chief Executive Officer of CNL Securities Corp. since its formation in 1979; CNL Investment Company since 1990; and CNL Institutional Advisors, Inc., a registered investment advisor for pension plans, since 1990. Mr. Seneff has served as Chairman of the Board and Chief Executive Officer of CNL Commercial Finance, Inc. since 2000. Mr. Seneff also serves as Chairman of the Board of CNLBank, an independent, state-chartered commercial bank. Mr. Seneff previously served on the Florida State Commission on Ethics and is a former member and past Chairman of the State of Florida Investment Advisory Council, which recommends to the Florida Board of Administration investments for various Florida employee retirement funds. The Florida Board of Administration, Florida's principal investment advisory and money management agency, oversees the investment of the Florida state retirement plan. Mr. Seneff received his degree in Business Administration from Florida State University in 1968.

         Robert A. Bourne, age 56. Mr. Bourne has participated as a general partner or co-venturer in over 100 real estate ventures involved in the financing, acquisition, construction, and leasing of restaurants, office buildings, apartment complexes, hotels, and other real estate. Mr. Bourne has served as a Director and Vice Chairman of the Board of CNL-RP since 1994. Mr. Bourne also served as President of CNL-RP from 1994 through February 1999 and served as Treasurer from February 1999 through August 1999 and from May 1994 through December 1994. Mr. Bourne served in various executive positions with CNL Fund Advisors, Inc. prior to its merger with a wholly-owned subsidiary of CNL-RP including, President from 1994 through September 1997, and Director from 1994 through August 1999. Mr. Bourne serves as President and Treasurer of CNL Financial Group, Inc. Mr. Bourne serves as Director, Vice Chairman of the Board and Treasurer and from 1997 until June 2002 served as President of CNL Hospitality Properties, Inc. and as Director, President and Treasurer of CNL Hospitality Corp. Mr. Bourne also serves as Director and Treasurer of CNL Retirement Properties, Inc. and as Director and Treasurer of CNL Retirement Corp. Mr. Bourne serves as a Director of CNLBank. Mr. Bourne has also served as a Director since 1992, Vice Chairman of the Board since February 1996, Secretary and Treasurer from February 1996 through 1997, and President from July 1992 through February 1996, of Commercial Net Lease Realty, Inc. Mr. Bourne serves as Director, President and Treasurer for various affiliates of CNL Financial Group, Inc. including, CNL Investment Company, CNL Securities Corp. and CNL Institutional Advisors, Inc. Mr. Bourne began his career as a certified public accountant employed by Coopers & Lybrand, Certified Public Accountants, from 1971 through 1978, where he attained the position of Tax Manager in 1975. Mr. Bourne graduated from Florida State University in 1970 where he received a B.A. in Accounting, with honors.

         Curtis B. McWilliams, age 48. Mr. McWilliams has served as President of CNL-RP since May 2001 and as Chief Executive Officer of CNL-RP since September 2003. Mr. McWilliams served as Co-Chief Executive Officer of CNL-RP from December 2000 through September 2003 and served as Chief Executive Officer from September 1999 through December 2000. Mr. McWilliams also served as President and Chief Executive Officer of CNL Franchise Network Corp., a wholly owned subsidiary of CNL-RP since August 2002 and served as President of CNL-RP from February 1999 until September 1999 and as Executive Vice President of CNL-RP from 1997 through February 1999. Mr. McWilliams served as an Executive Vice President of CNL Financial Group, Inc. from the time he joined the company in April 1997 until September 1999. Mr. McWilliams served as President of CNL Fund Advisors, Inc. and CNL Financial Services, Inc., a corporation engaged in the business of real estate financing, from April 1997 until the acquisition of such entities by wholly owned subsidiaries of CNL-RP in September 1999. From September 1983 through March 1997, Mr. McWilliams was employed by Merrill Lynch & Co. The majority of his career at Merrill Lynch & Co. was in the Investment Banking division where he served as a Managing Director. Mr. McWilliams received a B.S.E. in Chemical Engineering from Princeton University in 1977 and a Master of Business Administration degree with a concentration in finance from the University of Chicago in 1983.

         Steven  D.  Shackelford,  age  40.  Mr.  Shackelford  was  promoted  to
Executive Vice President and Chief Operating Officer of CNL-RP in September 2003. Mr. Shackelford has also served as Chief Financial Officer since January 1997. He served as Senior Vice President of CNL-RP from January 1997 through July 2000, when he was promoted to Executive Vice President. Mr. Shackelford has also served as Secretary and Treasurer of CNL-RP since September 1999. He also served as Chief Financial Officer of CNL Fund Advisors, Inc. from September 1996 to September 1999. From March 1995 to July 1996, Mr. Shackelford was a senior manager in the national office of Price Waterhouse LLP where he was responsible for advising foreign clients seeking to raise capital and a public listing in the United States. From August 1992 to March 1995, he was a manager in the
Paris, France office of Price Waterhouse, serving several multi-national clients. Mr. Shackelford was an audit staff and senior from 1986 to 1992 in the Orlando, Florida office of Price Waterhouse. Mr. Shackelford received a Bachelor of Arts degree in Accounting, with honors, and a Master of Business Administration degree from Florida State University and is a certified public accountant.

         Thomas Arasi, age 46. Mr. Arasi has served as President of CCM since it was formed in July 2003 to provide strategic advisory services to the General Partners. He has served in various consulting capacities to CNL Hospitality Corp and other CNL affiliates since January 2003. Since November 2001 he has been an independent consultant working for a variety of operating and investment companies in the hospitality industry. Until October 2001, Mr. Arasi was President & Chief Executive Officer, and a member of the Board of Directors of Lodgian, Inc., a New York Stock Exchange traded company, one of the largest independent hotel owner/operators in North America, with hotel properties under most brand names including Marriott, Courtyard by Marriott, Fairfield Inn by Marriott, Crowne Plaza, Holiday Inn, Hilton, and Radisson. From June 1997 through November 2000, Mr. Arasi was a member of the Management Committee and held several top operating positions with Bass Hotels & Resorts, one of the leading international owners, operators and franchisors of hotels, most recently serving as President, Bass Hotels & Resort--The Americas. Mr. Arasi was formerly President of Tishman Hotel Corporation, Vice President of Salomon Brothers, Inc., in New York, Tokyo and Los Angeles and held positions with Sheraton, Westin and HVS International. Mr. Arasi graduated from Cornell University in January 1981, where he received a Bachelor's degree in Hotel and Restaurant Administration.

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

         Based solely on the General Partners' review of the copies of such forms the Partnership has received and written representations from certain
Reporting Persons that they were not required to file Forms 5 for the last fiscal year, the General Partners believe that all Reporting Persons complied with all filing requirements applicable to them with respect to transactions during fiscal 2003.

Code of Business Conduct

         The Partnership does not have employees and, accordingly, has not adopted a code of business conduct applicable exclusively to the Partnership. However, employees of the general partners or their affiliates, including the individual general partners, are bound by the Code of Business Conduct adopted November 11, 2003 by CNL Holdings, Inc. Separately, the employees of the Advisor are bound by the similar Code of Business Conduct adopted by CNL Restaurant Properties, Inc. Each of these codes of business conduct will be made available to any person who writes the Partnership requesting a copy.

Audit Committee Financial Expert

         Due to its organization as a limited partnership, the Partnership does not have an audit committee that is responsible for supervising the Partnership's relationship with its independent auditors. For the Partnership, this role is performed by the General Partners. Based on his previous service as the principal financial officer of companies with businesses similar to that of the Partnership, Robert A. Bourne, one of the General Partners, has the requisite experience to be considered an "audit committee financial expert" as defined in the rules under the Securities Exchange Act of 1934, if the Partnership had an audit committee. As a General Partner, Mr. Bourne is not independent of the Partnership

Item 11.  Executive Compensation

         Other than as described in Item 13, the Partnership has not paid and does not intend to pay any executive compensation to the General Partners or any of their affiliates. There are no compensatory plans or arrangements regarding termination of employment or change of control.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         As of March 12, 2004, no person was known to the Registrant to be a beneficial owner of more than five percent of the Units.

         The following table sets forth, as of March 12, 2004, the beneficial ownership interests of the General Partners in the Registrant.

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

Item 13.  Certain Relationships and Related Transactions

         The table below summarizes the types, recipients, methods of computation and amounts of compensation, fees and distributions paid or payable by the Partnership to the General Partners and their affiliates for the year ended December 31, 2003, exclusive of any distributions to which the General Partners or their affiliates may be entitled by reason of their purchase and ownership of Units.

                                                                                           Amount Incurred
      Type of Compensation                                                                  For the Year
          and Recipient                        Method of Computation                   Ended December 31, 2003
----------------------------------     --------------------------------------      --------------------------------

Reimbursement  to affiliates  for      Operating  expenses are reimbursed at       Accounting and administrative
operating expenses                     the  lower  of  cost  or  90%  of the       services: $166,848
                                       prevailing  rate at which  comparable
                                       services  could have been obtained in
                                       the     same     geographic     area.
                                       Affiliates  of the  General  Partners
                                       from  time  to  time  incur   certain
                                       operating  expenses  on behalf of the
                                       Partnership     for     which     the
                                       Partnership       reimburses      the
                                       affiliates without interest.

Annual management fee                  One  percent  of  the  sum  of  gross       $44,730
to affiliates                          operating  revenues  from  Properties
                                       wholly owned by the Partnership plus the
                                       Partnership's allocable share of gross
                                       revenues of joint ventures in which the
                                       Partnership is a co-venturer. The
                                       management fee, which will not exceed
                                       competitive fees for comparable services
                                       in the same geographic area, may or may
                                       not be taken, in whole or in part as to
                                       any year, in the sole discretion of
                                       affiliates.





                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         and Recipient                         Method of Computation                  Ended December 31, 2003
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




                                                                                          Amount Incurred
      Type of Compensation                                                                 For the Year
         And Recipient                         Method of Computation                  Ended December 31, 2003
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



Item 14.  Principal Accountant Fees and Services

The following table outlines the only fees paid or accrued by the Partnership for the audit and other services provided by the Partnership's independent certified public accountants, PricewaterhouseCoopers LLP, for the years ended December 31:

                                                    2003                                      2002
                                            ---------------------                     ---------------------

Audit Fees (1)                                     $      15,413                             $      13,600
Tax Fees (2)                                               8,108                                     7,213
                                            ---------------------                     ---------------------
     Total                                         $      23,521                             $      20,813
                                            =====================                     =====================


     (1) Audit services of PricewaterhouseCoopers LLP for 2003 and 2002 consisted of the examination of the financial statements of the Partnership and quarterly review of financial statements.

     (2)  Tax Fees relates to tax consulting and compliance services.

Each of the non-audit services described above was approved by the General Partners. Due to its organization as a limited partnership, the Partnership does not have an audit committee.

                                     PART IV


Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report.

         1.   Financial Statements

                  Report of Independent Certified Public Accountants

                  Balance Sheets at December 31, 2003 and 2002

                  Statements  of Income for the years ended  December  31, 2003,
                    2002, and 2001

                  Statements of Partners'  Capital for the years ended  December
                    31, 2003, 2002, and 2001

                  Statements  of Cash  Flows for the years  ended  December  31,
                     2003, 2002, and 2001

                  Notes to Financial Statements

         2.   Financial Statement Schedules

                  Schedule II -Valuation and  Qualifying  Accounts for the years ended December 31, 2003, 2002 and 2001

                  Schedule  III - Real Estate and  Accumulated  Depreciation  at
                     December 31, 2003

                  Notes  to  Schedule   III  -  Real   Estate  and   Accumulated
                     Depreciation at December 31, 2003

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

         (b) The Registrant filed no reports on Form 8-K during the period October 1, 2003 through December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 2004.

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

               Signature                                  Title                                  Date


/s/ Robert A. Bourne                     President,   Treasurer   and   Director            March 25, 2004
------------------------------------
Robert A. Bourne                         (Principal   Financial  and  Accounting
                                         Officer)

/s/ James M. Seneff, Jr.                 Chief  Executive  Officer and  Director            March 25, 2004
------------------------------------
James M. Seneff, Jr.                     (Principal Executive Officer)



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  Years Ended December 31, 2003, 2002, and 2001


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

  2002        Allowance for
                  doubtful
                  accounts (a)        $  60,077       $   42,182           $    --        $  35,319 (c)     $  8,631      $ 58,309
                                  ==============  ===============  ================    =============     ============  ============

  2003        Allowance for
                  doubtful
                  accounts (a)        $  58,309       $  153,290           $    --           $   --         $ 31,581     $ 180,018
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003




                                                                            Costs Capitalized
                                                                             Subsequent to            Net Cost Basis at Which
                                                 Initial Cost              Acquisition              Carried at Close of Period (c)
                                           -----------------------    -------------------  ------------------------------------
                               Encum-                   Buildings and Improve-   Carrying               Buildings and
                               brances       Land        Improvements  ments      Costs       Land      Improvements   Total
                              ----------   ----------   -----------------------  --------  ------------ ------------ ----------

Properties the Partnership
  has Invested in Under
  Operating Leases:

    Burger King Restaurant:
      Natchitoches, Louisiana       -       $152,329            -     $489,366         -      $152,329     $489,366   $641,695

    Denny's Restaurants:
      St. Ann, Missouri (k)         -        338,826      302,975            -         -       338,826      302,975    641,801
      Phoenix, Arizona (o)          -        456,306      390,839            -         -       456,306      390,839    847,145
      Columbus, Georgia (g)         -        125,818      314,690            -         -       125,818      314,690    440,508
      Tempe, Arizona (o)            -        709,275      410,295            -         -       709,275      410,295  1,119,570

    Golden Corral Family
      Steakhouse Restaurant:
          Arlington, Texas          -        711,558    1,159,978            -         -       711,558    1,159,978  1,871,536

    Hardee's Restaurants:
      Crossville, Tennessee         -        290,136      334,350            -         -       290,136      334,350    624,486
      Toccoa, Georgia               -        208,847            -            -         -       208,847           (f)   208,847
      Columbia, Mississippi         -        134,810            -            -         -       134,810           (f)   134,810
      Pensacola, Florida            -        277,236            -            -         -       277,236           (f)   277,236
      Columbia, South Carolina      -        325,674            -            -         -       325,674           (f)   325,674
      Simpsonville, South Carolina  -        239,494            -            -         -       239,494           (f)   239,494
      Indian Trail, North Carolina  -        298,938            -            -         -       298,938           (f)   298,938
      Clarksville, Georgia          -        160,478      415,540            -         -       160,478      415,540    576,018

    Jack in the Box Restaurants:
      Spring, Texas                 -        564,164      510,639            -         -       564,164      510,639  1,074,803
      Houston, Texas                -        360,617      659,805            -         -       360,617      659,805  1,020,422
      Grapevine, Texas              -        471,367      590,988            -         -       471,367      590,988  1,062,355
      Phoenix, Arizona              -        294,773      527,466            -         -       294,773      527,466    822,239
      Petaluma, California          -        534,076      800,780            -         -       534,076      800,780  1,334,856
      Willis, Texas                 -        569,077      427,381            -         -       569,077      427,381    996,458
      Houston, Texas                -        368,758      663,022            -         -       368,758      663,022  1,031,780


    KFC Restaurant:
      Las Cruces, New Mexico        -        175,905            -            -         -       175,905           (f)   175,905

    Krispy Kreme Doughnuts Restaurant:
              Clive, Iowa (m)       -        306,431      410,366            -         -       306,431      410,366    716,797

    Krystal Restaurant:
      Pooler, Georgia               -        410,085      598,982            -         -       410,085      598,982  1,009,067


    Long John Silver's Restaurants:
      Clarksville, Tennessee (i)    -        166,283      384,574            -         -       166,283      384,574    550,857
      El Paso, Texas                -        314,270            -            -         -       314,270           (f)   314,270
      Tucson, Arizona               -        277,378      245,385            -         -       277,378      245,385    522,763
      Asheville, North Carolina(j)  -        213,536      453,223            -         -       213,536      453,223    666,759

    Taco Cabana Restaurants:
      Pflugerville, Texas           -        674,782      816,449            -         -       674,782      816,449  1,491,231
      Pasadena, Texas               -        477,192      510,374            -         -       477,192      510,374    987,566
      Houston, Texas (n)            -        616,685      671,028            -         -       616,685      671,028  1,287,713

    Other:
      Albany, Georgia (l)           -        378,547      765,736            -         -       378,547      765,736  1,144,283
      Statesville, North Carolina(h)-        240,870      334,643       30,000         -       240,870      364,644    605,514
                                           ----------   ----------    ---------  --------  ------------ ------------ ----------


                                         $11,844,521  $12,699,508     $519,366      -      $11,844,521  $13,218,875  $25,063,396
                                           ==========   ==========    =========  ========  ============ ============ ==========

Properties the Partnership has
   Invested in Under Direct
   Financing Leases:

    Denny's Restaurant:
      Amherst, Ohio                 -       $127,672     $169,928     $316,796         -            (f)          (f)        (f)

    Hardee's Restaurants:
      Toccoa, Georgia               -              -      437,938            -         -             -           (f)        (f)
      Fultondale, Alabama           -        173,015            -      636,480         -            (f)          (f)        (f)
      Poplarville, Mississippi      -        138,019            -      444,485         -            (f)          (f)        (f)
      Columbia, Mississippi         -              -      367,836            -         -             -           (f)        (f)
      Pensacola, Florida            -              -            -      450,193         -             -           (f)        (f)
      Columbia, South Carolina      -              -      452,333            -         -             -           (f)        (f)
      Simpsonville, South Carolina  -              -      517,680            -         -             -           (f)        (f)
      Indian Trail, North Carolina  -              -      496,110            -         -             -           (f)        (f)

    KFC Restaurant:
      Las Cruces, New Mexico        -              -      224,790            -         -             -           (f)        (f)

    Long John Silver's Restaurants:
      Murfreesboro, Tennessee       -        174,746      555,186            -         -            (f)          (f)        (f)
      El Paso, Texas                -              -            -      371,286         -             -           (f)        (f)
      Chattanooga, Tennessee        -        142,627      584,320            -         -            (f)          (f)        (f)
                                           ----------   ----------    ---------  --------

                                            $756,079    $3,806,121    $2,219,240       -
                                           ==========   ==========    =========  ========


                             Life on Which
                             Depreciation in
            Date             Latest Income
Accumulated of Con-Date      Statement is
DepreciationstructiAcquired   Computed
---------------------------------------

  $175,855  1993   12/92        (b)


    52,695  1993   11/92        (k)
    17,611  1993   11/92        (o)
   108,364  1980   01/93        (g)
    18,810  1982   02/93        (o)



   428,290  1992   12/92        (b)


   122,873  1992   12/92        (b)
        (f) 1992   12/92        (d)
        (f) 1991   01/93        (d)
        (f) 1993   03/93        (d)
        (f) 1991   05/93        (d)
        (f) 1992   06/93        (d)
        (f) 1992   07/93        (d)
   144,392  1992   07/93        (b)


   186,576  1993   01/93        (b)
   241,087  1993   01/93        (b)
   215,944  1992   01/93        (b)
   193,257  1992   01/93        (b)
   292,591  1993   01/93        (b)
   155,494  1993   02/93        (b)
   241,234  1993   02/93        (b)


        (f) 1990   03/93        (d)


    20,270  1995   09/02        (b)


    74,043  2000   04/00        (b)


    69,911  1993   03/93        (i)
        (f) 1993   06/93        (d)
    85,766  1992   07/93        (b)
    80,527  1993   08/93        (j)


    56,699  2000   12/01        (b)
    35,446  2000   12/01        (b)
    35,416  1997   06/02        (b)


   104,424  1991   12/92        (l)
    88,414  1993   04/93        (h)
-----------


$3,245,989
===========



            1987   07/93        (e)


        (d) 1992   12/92        (d)
            1993   12/92        (e)
            1993   01/93        (e)
        (d) 1991   01/93        (d)
        (d) 1993   03/93        (d)
        (d) 1991   05/93        (d)
        (d) 1992   06/93        (d)
        (d) 1992   07/93        (d)


        (d) 1990   03/93        (d)


            1989   02/93        (e)
        (d) 1993   06/93        (d)
            1993   07/93        (e)

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

        NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                                December 31, 2003


(a) Transactions in real estate and accumulated depreciation are summarized below. The balances in 2003, 2002, and 2001 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.


                                                                                              Accumulated
                                                                               Cost           Depreciation
                                                                         -----------------  -----------------

            Properties the Partnership has Invested in Under
              Operating Leases:

                 Balance, December 31, 2000                                  $ 20,607,781       $  2,144,581
                 Reclassified to operating lease (k)                            1,383,763                 --
                 Acquisitions                                                   2,478,795                 --
                 Dispositions                                                  (2,212,588 )         (178,245 )
                 Depreciation expense                                                  --            382,336
                                                                         -----------------  -----------------

                 Balance, December 31, 2001                                    22,257,751          2,348,672
                 Acquisitions                                                   2,004,510                 --
                 Depreciation expense                                                  --            420,712
                                                                         -----------------  -----------------

                 Balance, December 31, 2002                                    24,262,261          2,769,384
                 Reclassified to operating lease (o)                              801,135                 --
                 Depreciation expense                                                  --            476,605
                                                                         -----------------  -----------------

                 Balance, December 31, 2003                                  $ 25,063,396       $  3,245,989
                                                                         =================  =================


(b) Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(c) As of December 31, 2003, the aggregate cost of the Partnership's wholly owned Properties was $33,053,374 for federal income tax purposes. All of the leases are treated as operating leases for federal income tax purposes.

(d) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

(e) The portion of the lease relating to the building has been recorded as a direct financing lease. The cost of the building has been included in net investment in direct financing leases; therefore, depreciation is not applicable.

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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)

               NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
                            DEPRECIATION - CONTINUED

                                December 31, 2003


(h) Effective June 1998, the lease for this Property was amended, resulting in a reclassification of the building portion of the lease to an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 25 years.

(i) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(j) Effective October 1999, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining life of approximately 24 years.

(k) Effective January 2000, the lease for this Property was amended, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 23 years.

(l) Effective January 2001, the lease for this Property was terminated, resulting in the reclassification of the building portion of the lease as an operating lease. The building was recorded at net book value and depreciated over its remaining life of approximately 22 years.

(m) During 2002, the Partnership purchased the land and building from CNL Net Lease Investors, L.P., an affiliate of the General Partners, for an aggregate cost of $716,797.

(n) During 2002, the Partnership purchased the land and building from CNL 2001-A, LP, an affiliate of the General Partners, for an aggregate cost of $1,287,713.

(o) Effective February 2003, the leases for these Properties were amended, resulting in the reclassification of the building portion of the leases as an operating lease. The building was recorded at net book value and depreciated over its remaining estimated life of approximately 20 years.

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