Form 10-Q
period 2004-03-31
CNL INCOME FUND XII LTD
filed 2004-05-14
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

For the quarterly period ended                        March 31, 2004
                                          --------------------------------------

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

For the transition period from ______________________ to _______________________


                             Commission file number
                                     0-21558
                     ---------------------------------------


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                      59-3078856
-------------------------------------        -----------------------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                    Identification No.)


     450 South Orange Avenue
        Orlando, Florida                                     32801
-----------------------------------------          -----------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                  (407) 540-2000
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                             March 31,              December 31,
                                                                               2004                     2003
                                                                         ------------------      -------------------
                             ASSETS

Real estate properties with operating leases, net                            $  24,450,970            $  24,586,558
Net investment in direct financing leases                                        5,179,680                5,220,842
Real estate held for sale                                                        1,376,856                3,773,892
Investment in joint ventures                                                     1,752,477                1,749,787
Cash and cash equivalents                                                        5,408,958                2,084,914
Certificates of deposit                                                            552,080                  550,991
Receivables, less allowance for doubtful accounts
    of $202,731 and $170,957, respectively                                           7,226                    9,454
Accrued rental income, less allowance for doubtful
    accounts of $8,819 and $9,061, respectively                                  2,357,411                2,353,901
Other assets                                                                        39,215                   47,580
                                                                         ------------------      -------------------

                                                                              $  41,124,873            $  40,377,919
                                                                         ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                         $     57,557             $     25,794
Real estate taxes payable                                                           18,279                   16,504
Distributions payable                                                              956,252                  956,252
Due to related parties                                                              40,704                   19,503
Rents paid in advance and deposits                                                 204,996                  241,936
                                                                         ------------------      -------------------
    Total liabilities                                                            1,277,788                1,259,989

Minority interests                                                               1,211,904                1,217,270

Commitments (Note 4)

Partners' capital                                                               38,635,181               37,900,660
                                                                         ------------------      -------------------

                                                                              $ 41,124,873            $  40,377,919
                                                                         ==================      ===================




            See accompanying notes to condensed financial statements.



                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Quarter Ended
                                                                                            March 31,
                                                                                     2004               2003
                                                                                ---------------    ---------------
Revenues:
    Rental income from operating leases                                             $  781,340         $  777,251
    Earned income from direct financing leases                                         140,815            159,642
    Contingent rental income                                                             3,735              5,164
    Interest and other income                                                            1,915              7,952
                                                                                ---------------    ---------------
                                                                                       927,805            950,009
                                                                                ---------------    ---------------

Expenses:
    General operating and administrative                                               105,940             85,378
    Property related                                                                     6,903              3,675
    Management fees to related parties                                                  10,980             10,808
    State and other taxes                                                               54,905             42,995
    Depreciation and amortization                                                      136,452            136,372
                                                                                ---------------    ---------------
                                                                                       315,180            279,228
                                                                                ---------------    ---------------

Income before minority interests and
    equity in earnings of unconsolidated
    joint ventures                                                                     612,625            670,781

Minority interests                                                                     (27,836)           (28,414)

Equity in earnings of unconsolidated joint ventures                                     36,090             42,165
                                                                                ---------------    ---------------

Income from continuing operations                                                      620,879            684,532

Discontinued operations:
    Income from discontinued operations                                                100,945             78,587
    Gain on disposal of discontinued operations                                        968,949                 --
                                                                                ---------------    ---------------
                                                                                     1,069,894             78,587
                                                                                ---------------    ---------------

Net income                                                                        $  1,690,773         $  763,119
                                                                                ===============    ===============

Income per limited partner unit:
    Continuing operations                                                         $       0.14          $    0.15
    Discontinued operations                                                               0.24               0.02
                                                                                ---------------    ---------------
                                                                                  $       0.38          $    0.17
                                                                                ===============    ===============

Weighted average number of limited
    partner units outstanding                                                        4,500,000          4,500,000
                                                                                ===============    ===============




            See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL


                                                                             Quarter Ended           Year Ended
                                                                               March 31,            December 31,
                                                                                  2004                  2003
                                                                           -------------------    ------------------

General partners:
    Beginning balance                                                        $    $259,109         $    259,109
    Net income                                                                          --                   --
                                                                           -------------------    ----------------
                                                                                   259,109               259,109
                                                                           -------------------    ----------------

Limited partners:
    Beginning balance                                                           37,641,551           38,228,265
    Net income                                                                   1,690,773            3,238,294
    Distributions ($0.21 and $0.85 per
       limited partner unit, respectively)                                        (956,252)          (3,825,008)
                                                                           -------------------    ----------------
                                                                                38,376,072           37,641,551
                                                                           -------------------    ----------------

Total partners' capital                                                      $  38,635,181        $  37,900,660
                                                                           ===================    ================


           See accompanying notes to condensed financial statements.


                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                    Quarter Ended
                                                                                      March 31,
                                                                                2004               2003
                                                                          ----------------   -----------------


Net cash provided by operating activities                                      $  956,114         $   922,448
                                                                          ----------------   -----------------

Cash flows from investing activities:
    Proceeds from sale of real estate properties                                3,357,384                  --
                                                                          ----------------   -----------------

          Net cash from investing activities                                    3,357,384                  --
                                                                          ----------------   -----------------


Cash flows from financing activities:
    Distributions to limited partners                                            (956,252)         (1,068,752)
    Distributions to holders of minority interests                                (33,202)            (33,506)
                                                                          ----------------   -----------------
          Net cash used in financing activities                                  (989,454)         (1,102,258)
                                                                          ----------------   -----------------

Net increase (decrease) in cash and cash equivalents                            3,324,044            (179,810)

Cash and cash equivalents at beginning of quarter                               2,084,914           1,274,469
                                                                          ----------------   -----------------

Cash and cash equivalents at end of quarter                                   $ 5,408,958        $  1,094,659
                                                                          ================   =================

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       quarter                                                                 $  956,252         $   956,252
                                                                          ================   =================



           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter ended March 31, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

         These unaudited financial statements should be read in conjunction with the financial statements and notes thereto included in Form 10-K of CNL Income Fund XII, Ltd. (the "Partnership") for the year ended December 31, 2003.

         The Partnership accounts for its 59.05% interest in Williston Real Estate Joint Venture, its 55% interest in Bossier City Joint Venture and its 80% interest in CNL VIII, X, XII Kokomo Joint Venture using the consolidation method. Minority interests represent the minority joint venture partners' proportionate share of the equity in the consolidated joint ventures. All significant intercompany accounts and transactions have been eliminated.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.


2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     Quarters Ended March 31, 2004 and 2003


3.       Discontinued Operations

         During 2003, the Partnership identified for sale three properties that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Tempe, Arizona in December 2003. During the quarter ended March 31, 2004, the Partnership identified three additional properties for sale. The assets were reclassified from real estate properties with operating leases and net investment in direct financing leases to real estate held for sale and were recorded at the lower of their carrying amount or fair value less cost to sell. In March 2004, the Partnership sold the properties in Toccoa, Georgia; Blue Springs, Missouri; and Fultondale, Alabama to separate third parties and received aggregate net sales proceeds of approximately $3,357,400 resulting in a gain on disposal of discontinued operations of approximately $968,900.

         The operating results of these six properties reflected as discontinued operations are as follows:

                                                                   Quarter Ended March 31,
                                                            2004                  2003
                                                       ---------------     ---------------

             Rental revenues                               $  101,937        $    100,162
             Expenses                                            (992)            (21,575)
                                                       ---------------     ---------------
             Income from discontinued operations           $  100,945        $     78,587
                                                       ===============     ===============

4.       Commitments

         In March 2004, the Partnership entered into agreements with separate third parties to sell the properties in Black Mountain, North Carolina and Columbia, Mississippi. As of May 3, 2004 the Partnership had not sold these properties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          CNL Income Fund XII, Ltd. (the "Partnership") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of March 31, 2004 and 2003, the Partnership directly owned 37 and 41 Properties, respectively and owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

          For the quarters ended March 31, 2004 and 2003, net cash provided by operating activities was $956,114 and $922,448, respectively.

          During the quarter ended March 31, 2004, the Partnership sold its Properties in Toccoa, Georgia, Blue Springs, Missouri and Fultondale, Alabama to separate third parties and received aggregate net sales proceeds of approximately $3,357,400 resulting in an aggregate gain on disposal of discontinued operations of approximately $968,900. The general partners intend to reinvest the net sales proceeds in additional Properties and to pay liabilities.

          At March 31, 2004, the Partnership had $5,408,958 in cash and cash equivalents, as compared to $2,084,914 at December 31, 2003. At March 31, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at March 31, 2004 is because the Partnership is holding net sales proceeds from the sales described above. The funds remaining at March 31, 2004, after payment of distributions and other liabilities, will be used to invest in additional Properties and to meet the Partnership's working capital needs.

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

          The Partnership generally distributes cash from operations remaining after the payment of operating expenses of the Partnership, to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, the Partnership declared distributions to the limited partners of $956,252 for each of the quarters ended March 31, 2004 and 2003. This represents distributions for each applicable quarter of $0.21 per unit. No distributions were made to the general partners for the quarters ended March 31, 2004 and 2003. No amounts distributed to the limited partners for the quarters ended March 31, 2004 and 2003 are required to be or have been treated by the Partnership as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. The Partnership intends to continue to make distributions of cash available for distribution to the limited partners on a quarterly basis.

          Total liabilities, including distributions payable, were $1,277,788 at March 31, 2004, as compared to $1,259,989 at December 31, 2003. The increase in liabilities was primarily due to an increase in accounts payable and accrued expenses and amounts due to related parties at March 31, 2004. The increase was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that the Partnership has sufficient cash on hand to meet its current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

          In March 2004, the Partnership entered into separate agreements to sell the Properties in Black Mountain, North Carolina and Columbia, Mississippi. As of May 3, 2004, the Partnership had not sold these Properties.

          The   Partnership   has  no  contractual   obligations  or  contingent
liabilities as of March 31, 2004.

Long-Term Liquidity

          The Partnership has no long-term debt or other long-term liquidity requirements.

Results of Operations

          Rental revenues from continuing operations were $922,155 during the quarter ended March 31, 2004, as compared to $936,893 during the same period of 2003. Rental revenues from continuing operations remained relatively constant because the changes in the leased property portfolio related to the Properties that were accounted for as discontinued operations.

          The Partnership also earned $36,090 attributable to net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004, as compared to $42,165 during the same period of 2003. The decrease in the net income earned by unconsolidated joint ventures during the quarter ended March 31, 2004 was primarily due to the January 2004 expiration of the lease of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which the Partnership has a 31.13% interest. The lost revenues resulting from the lease expiration will continue to have an adverse effect on the equity in earnings of unconsolidated joint ventures if the joint venture is not able to re-lease the Property in a timely manner.

          Operating expenses, including depreciation and amortization expense, were $315,180 during the quarter ended March 31, 2004, as compared to $279,228 during the same period of 2003. The increase in operating expenses during the quarter ended March 31, 2004, was partially due to the Partnership incurring additional general operating and administrative expenses, including legal fees. The increase in operating expenses was also partially attributable to an increase in state tax expense relating to a state in which the Partnership conducts business.

          The Partnership recognized income from discontinued operations (rental revenues less property related expenses) of $78,587 during the quarter ended March 31, 2003, relating to the Properties in Tempe, Arizona; Toccoa, Georgia; Blue Springs, Missouri; Fultondale, Alabama; Black Mountain, North Carolina; and Columbia, Mississippi. The Partnership sold the Tempe, Arizona Property in December 2003. The Partnership recognized income from discontinued operations of $100,945 during the quarter ended March 31, 2004. The Partnership sold the Toccoa, Georgia; Blue Springs, Missouri; and Fultondale, Alabama Properties in March 2004 and recorded an aggregate gain on disposal of discontinued operations of approximately $968,900. As of May 3, 2004, the Partnership had not sold the Properties in Black Mountain, North Carolina or Columbia, Mississippi.

          The general partners continuously evaluate strategic alternatives for the Partnership, including alternatives to provide liquidity to the limited partners.

          In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership has adopted FIN 46R as of March 31, 2004, which resulted in the consolidation of certain previously unconsolidated joint ventures. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. These restatements had no effect on partners' capital or net income.

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

                   10.1 Management  Agreement  between CNL Income Fund XII, Ltd.
                        and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

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

             (b)   Reports on Form 8-K

                   No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          DATED this 12th day of May, 2004.


                                   CNL INCOME FUND XII, LTD.

                            By:    CNL REALTY CORPORATION
                                   General Partner


                                   By:    /s/ James M. Seneff, Jr.
                                          -------------------------------------
                                          JAMES M. SENEFF, JR.
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                   By:    /s/ Robert A. Bourne
                                         --------------------------------------
                                         ROBERT A. BOURNE
                                         President and Treasurer
                                         (Principal Financial and
                                         Accounting Officer)

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

                   10.1 Management  Agreement  between CNL Income Fund XII, Ltd.
                        and CNL Investment Company. (Included as Exhibit 10.1 to Form 10-K filed with the Securities and Exchange Commission on April 15, 1993, and incorporated herein by reference.)

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



<

                                  EXHIBIT 32.2