Form 10-Q
period 2004-06-30
CNL INCOME FUND XII LTD
filed 2004-08-12
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

                  For the quarterly period ended June 30, 2004
--------------------------------------------------------------------------------

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


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                       59-3078856
-------------------------------               ----------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)


        450 South Orange Avenue
            Orlando, Florida                                 32801
----------------------------------------      ----------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                           June 30,               December 31,
                                                             2004                     2003
                                                       ------------------      -------------------
                             ASSETS

Real estate properties with operating leases, net      $      23,500,839       $       23,568,215
Net investment in direct financing leases                      4,376,230                4,443,493
Real estate held for sale                                      3,435,797                5,852,410
Investment in joint ventures                                   1,740,907                1,749,787
Cash and cash equivalents                                      5,204,819                2,084,914
Certificates of deposit                                          553,231                  550,991
Receivables, less allowance for doubtful accounts
    of $148,553 and $170,957, respectively                        17,833                    9,454
Accrued rental income, less allowance for doubtful
    accounts of $8,757 and $9,061, respectively                2,089,132                2,071,075
Other assets                                                      42,869                   47,580
                                                       ------------------      -------------------

                                                       $      40,961,657       $       40,377,919
                                                       ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                  $          30,143       $           25,794
Real estate taxes payable                                         34,250                   16,504
Distributions payable                                            956,252                  956,252
Due to related parties                                            31,657                   19,503
Rents paid in advance and deposits                               223,886                  241,936
                                                       ------------------      -------------------
    Total liabilities                                          1,276,188                1,259,989

Minority interests                                             1,206,630                1,217,270

Commitment (Note 4)

Partners' capital                                             38,478,839               37,900,660
                                                       ------------------      -------------------

                                                       $      40,961,657       $       40,377,919
                                                       ==================      ===================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                    Six Months Ended
                                                              June 30,                           June 30,
                                                        2004             2003             2004             2003
                                                   --------------   --------------   --------------   --------------
Revenues:
    Rental income from operating leases            $     752,404    $     751,423    $   1,499,867    $   1,494,390
    Earned income from direct financing leases           148,744          127,451          266,899          263,544
    Contingent rental income                              14,375           10,858           18,110           16,022
    Interest and other income                             30,248            2,799           32,163           10,751
                                                   --------------   --------------   --------------   --------------
                                                         945,771          892,531        1,817,039        1,784,707
                                                   --------------   --------------   --------------   --------------

Expenses:
    General operating and administrative                 111,295           67,806          217,235          153,184
    Property related                                       7,939            3,688           14,842            7,363
    Management fees to related parties                    10,276           11,220           21,256           22,028
    State and other taxes                                     --               --           54,905           42,995
    Depreciation and amortization                        135,995          136,894          269,660          270,479
                                                   --------------   --------------   --------------   --------------
                                                         265,505          219,608          577,898          496,049
                                                   --------------   --------------   --------------   --------------

Income before minority interests and equity in
    earnings of unconsolidated joint ventures            680,266          672,923        1,239,141        1,288,658

Minority interests                                       (27,648)         (28,110)         (55,484)         (56,524)

Equity in earnings of unconsolidated joint
    ventures                                              39,419           42,037           75,509           84,202
                                                   --------------   --------------   --------------   --------------

Income from continuing operations                        692,037          686,850        1,259,166        1,316,336
                                                   --------------   --------------   --------------   --------------

Discontinued operations:
    Income from discontinued operations                  107,873          149,174          262,568          282,807
    Gain on disposal of discontinued operations               --               --          968,949               --
                                                   --------------   --------------   --------------   --------------
                                                         107,873          149,174        1,231,517          282,807
                                                   --------------   --------------   --------------   --------------

Net income                                         $     799,910    $     836,024    $   2,490,683    $   1,599,143
                                                   ==============   ==============   ==============   ==============

Income per limited partner unit:
    Continuing operations                          $        0.15    $        0.15    $        0.28    $        0.29
    Discontinued operations                                 0.03             0.04             0.27             0.07
                                                   --------------   --------------   --------------   --------------
                                                   $        0.18    $        0.19    $        0.55    $        0.36
                                                   ==============   ==============   ==============   ==============

Weighted average number of limited
    partner units outstanding                          4,500,000        4,500,000        4,500,000        4,500,000
                                                   ==============   ==============   ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                Six Months Ended         Year Ended
                                                    June 30,            December 31,
                                                      2004                  2003
                                               ------------------    ------------------

General partners:
    Beginning balance                          $         259,109     $         259,109
    Net income                                                --                    --
                                               ------------------    ------------------
                                                         259,109               259,109
                                               ------------------    ------------------

Limited partners:
    Beginning balance                                 37,641,551            38,228,265
    Net income                                         2,490,683             3,238,294
    Distributions ($0.43 and $0.85 per
       limited partner unit, respectively)            (1,912,504)           (3,825,008)
                                               ------------------    ------------------
                                                      38,219,730            37,641,551
                                               ------------------    ------------------

Total partners' capital                        $      38,478,839     $      37,900,660
                                               ==================    ==================

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Six Months Ended
                                                                             June 30,
                                                                     2004             2003
                                                                --------------   --------------


Net cash provided by operating activities                       $   1,941,149    $   1,954,089
                                                                --------------   --------------

Cash flows from investing activities:
    Proceeds from sale of assets                                    3,357,384               --
    Additions to real estate properties with operating leases        (200,000)              --
                                                                --------------   --------------
        Net cash from investing activities                          3,157,384               --
                                                                --------------   --------------

Cash flows from financing activities:
    Distributions to limited partners                              (1,912,504)      (2,025,004)
    Distributions to holders of minority interests                    (66,124)         (66,770)
                                                                --------------   --------------
        Net cash used in financing activities                      (1,978,628)      (2,091,774)
                                                                --------------   --------------

Net increase (decrease) in cash and cash equivalents                3,119,905         (137,685)

Cash and cash equivalents at beginning of period                    2,084,914        1,274,469
                                                                --------------   --------------

Cash and cash equivalents at end of period                      $   5,204,819    $   1,136,784
                                                                ==============   ==============

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
        period                                                  $     956,252    $     956,252
                                                                ==============   ==============

           See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Reclassification

         Certain items in the prior year's financial statements have been reclassified to conform to 2004 presentation. These reclassifications had no effect on total partners' capital or net income.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
              Quarters and Six Months Ended June 30, 2004 and 2003


3.       Discontinued Operations

         During 2003, the Partnership identified for sale three properties that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Tempe, Arizona in December 2003. During the six months ended June 30, 2004, the Partnership identified six additional properties for sale and reclassified the assets to real estate held for sale. Because the current carrying amount of these assets is less than their fair value less cost to sell, no provision for write-down of assets was recorded. In March 2004, the Partnership sold the properties in Toccoa, Georgia; Blue Springs, Missouri; and Fultondale, Alabama to separate third parties and received aggregate net sales proceeds of approximately $3,357,400 resulting in a gain on disposal of discontinued operations of approximately $968,900.

         The   operating   results  of  these  nine   properties   reflected  as
         discontinued operations are as follows:

                                                          Quarter Ended                   Six Months Ended
                                                            June 30,                          June 30,
                                                      2004             2003             2004             2003
                                                 --------------   --------------   --------------   --------------
                Rental revenues                  $     109,111    $     161,745    $     267,585    $     319,740
                Expenses                                (1,238)        (12,571)           (5,017)         (36,933)
                                                 --------------   --------------   --------------   --------------
                Income from discontinued
                    operations                   $     107,873    $     149,174    $     262,568    $     282,807

                                                 ==============   ==============   ==============   ==============

4.       Commitment

         In March 2004, we entered into an agreement with a third party to sell the property in Columbia, Mississippi.

5.       Subsequent Event

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, the limited partners will receive total consideration of approximately $45.35 million, consisting of approximately $37.92 million in cash and approximately $7.43 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $191,000 consisting of approximately $160,000 in cash and approximately $31,000 in preferred stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of June 30, 2003, we directly owned 41 Properties and owned seven Properties indirectly through joint venture or tenancy in common arrangements. As of June 30, 2004, we directly owned 37 Properties and owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Capital Resources

         For the six months ended June 30, 2004 and 2003, net cash provided by operating activities was $1,941,149 and $1,954,089, respectively.

         During the six months ended June 30, 2004, we sold the Properties in Toccoa, Georgia, Blue Springs, Missouri and Fultondale, Alabama to separate third parties and received aggregate net sales proceeds of approximately $3,357,400 resulting in an aggregate gain on disposal of discontinued operations of approximately $968,900. The general partners may reinvest the net sales proceeds in additional Properties or use the sales proceeds to pay liabilities.

         In addition, during the quarter and six months ended June 30, 2004, we amended the lease for the Property in Tempe, Arizona and as a result, funded $200,000 of renovation costs. We are not obligated to fund any additional amounts in the future related to this lease amendment.

         At June 30, 2004, we had $5,204,819 in cash and cash equivalents, as compared to $2,084,914 at December 31, 2003. At June 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at June 30, 2004 was a result of holding net sales proceeds from the sales described above. The funds remaining at June 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

Short-Term Liquidity

         Our investment strategy of acquiring Properties for cash and leasing them under triple-net leases to operators who meet specified financial standards minimizes our operating expenses. The general partners believe that the leases will continue to generate cash flow in excess of operating expenses.

         Our  short-term   liquidity   requirements  consist  primarily  of  our
operating expenses.

         The general partners have the right, but not the obligation, to make additional capital contributions if they deem it appropriate in connection with our operations.

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to the limited partners of $1,912,504 for each of the six months ended June 30, 2004 and 2003 ($956,252 for each applicable quarter). This represents distributions for each of the six months of $0.43 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and six months ended June 30, 2004 and 2003. No amounts distributed to the limited partners for the six months ended June 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of calculating the limited partners' return on their adjusted capital contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,276,188 at June 30, 2004, as compared to $1,259,989 at December 31, 2003. The increase was primarily due to an increase in real estate taxes payable and amounts due to related parties. The increase was partially offset by a decrease in rents paid in advance and deposits. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In March 2004, we entered into an agreement with a third party to sell the Property in Columbia, Mississippi. As of August 9, 2004, we had not sold this Property.

Long-Term Liquidity

         We have no long-term debt or other long-term liquidity requirements.

Results of Operations

         Rental revenues from continuing operations were $1,766,766 during the six months ended June 30, 2004, as compared to $1,757,934 during the same period of 2003, $901,148 and $878,874 of which were earned during the second quarter of 2004 and 2003, respectively. Rental revenues from continuing operations remained relatively constant because all of the changes in the leased property portfolio related to the Properties accounted for as discontinued operations.

         We earned $75,509 attributable to net income earned by unconsolidated joint ventures during the six months ended June 30, 2004, as compared to $84,202 during the same period of 2003, $39,419 and $42,037 of which were earned during the quarters ended June 30, 2004 and 2003, respectively. The decrease during the quarter and six months ended June 30, 2004 was primarily due to the January 2004 expiration of the lease of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which we have a 31.13% interest. The lost revenues resulting from the lease expiration will continue to have an adverse effect on the equity in earnings of unconsolidated joint ventures if the joint venture is not able to re-lease the Property in a timely manner.

         We earned $32,163 in interest and other income during the six months ended June 30, 2004, as compared to $10,751 during the same period of 2003, $30,248 and $2,799 of which were earned during the second quarters of 2004 and 2003, respectively. Interest and other income were higher during the quarter and six months ended June 30, 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to a vacant Property. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings.

         Operating expenses, including depreciation and amortization expense, were $577,898 during the six months ended June 30, 2004, as compared to $496,049 during the same period of 2003, $265,505 and $219,608 of which were incurred during the quarters ended June 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and six months ended June 30, 2004, was partially due to incurring additional general operating and administrative expenses, including legal fees. The increase in operating expenses was also partially attributable to an increase in state tax expense relating to a state in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses) of $149,174 and $282,807 during the quarter and six months ended June 30, 2003, relating to the Properties in Tempe, Arizona; Toccoa, Georgia; Blue Springs, Missouri; Fultondale, Alabama; Black Mountain, North Carolina; Columbia, Mississippi; Crossville, Tennessee; Pensacola, Florida and Simpsonville, South Carolina. We sold the Tempe, Arizona Property in December 2003. We recognized income from discontinued operations of $107,873 and $262,568 during the quarter and six months ended June 30, 2004. We sold the Toccoa, Georgia; Blue Springs, Missouri; and Fultondale, Alabama Properties in March 2004 and recorded an aggregate gain on disposal of discontinued operations of approximately $968,900. As of August 9, 2004, the Partnership had not sold the Properties in Black Mountain, North Carolina; Columbia, Mississippi; Crossville, Tennessee; Pensacola, Florida and Simpsonville, South Carolina.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Williston Real Estate Joint Venture, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture, which were accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.

         The general partners believe their primary objective is to maintain current operations with restaurant operators as successfully as possible, while evaluating strategic alternatives, including alternatives that may provide liquidity to the limited partners. Real estate markets are strong throughout much of the nation, and the performance of restaurants has generally improved after several challenging years. As a result, the general partners believe that this is an attractive period for a strategic event to monetize the interests of the limited partners.

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U. S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the transaction, our limited partners will receive total consideration of approximately $45.35 million, consisting of approximately $37.92 million in cash and approximately $7.43 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $191,000 consisting of approximately $160,000 in cash and approximately $31,000 in preferred stock.

         We received an opinion from Wachovia Capital Markets, LLC that as of August 9, 2004 the merger consideration to be received by the holders of our general and limited partnership interests is fair, from a financial point of view, to such holders.

         As reflected above, the contemplated transactions are complex, and contingent upon certain conditions. The restaurant marketplace, the real estate industry, and the equities markets, all individually or taken as a whole, could impact the economics of this transaction. As a result, there is no assurance that we will be successful in completing the contemplated transaction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Inapplicable.

ITEM 4.  CONTROLS AND PROCEDURES


         The general partners maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. The principal executive and financial officers of the corporate general partner have evaluated our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q and have determined that such disclosure controls and procedures are effective.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.   Inapplicable.
         -----------------

Item 2.  Changes in Securities.   Inapplicable.
         ---------------------

Item 3.  Default upon Senior Securities.   Inapplicable.
         ------------------------------

Item 4.  Submission of Matters to a Vote of Security Holders.   Inapplicable.
         ---------------------------------------------------

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

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended June 30, 2004.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 9th day of August 2004.


                       CNL INCOME FUND XII, LTD.

                       By:   CNL REALTY CORPORATION
                             General Partner


                             By:   /s/ James M. Seneff, Jr.
                                  ----------------------------------------------
                                   JAMES M. SENEFF, JR.
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                             By:   /s/ Robert A. Bourne
                                  ----------------------------------------------
                                   ROBERT A. BOURNE
                                   President and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)

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