Form 10-Q/A
period 2004-06-30
CNL INCOME FUND XII LTD
filed 2004-08-16
CIK 879982

FORM 10-Q/A

                                 Amendment No. 1

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
                                              ----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):Yes ___ No X

         The Form 10-Q of CNL Income Fund XII, Ltd. for the quarterly period ended June 30, 2004, is being amended to include a complete date for the Certification of Chief Financial Officer of Corporate General Partner pursuant to Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         DATED this 16th day of August 2004.


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