Form 10-Q
period 2004-09-30
CNL INCOME FUND XII LTD
filed 2004-11-15
CIK 879982

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                    (X) QUARTERLY REPORT PURSUANT TO SECTION
                         13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT of 1934

               For the quarterly period ended September 30, 2004
   --------------------------------------------------------------------------

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


                            CNL Income Fund XII, Ltd.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Florida                                        59-3078856
---------------------------------               --------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


        450 South Orange Avenue
           Orlando, Florida                                  32801
-----------------------------------------       --------------------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number
(including area code)                                    (407) 540-2000
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

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                            CONDENSED BALANCE SHEETS

                                                                           September 30,            December 31,
                                                                               2004                     2003
                                                                         ------------------      -------------------
                             ASSETS

Real estate properties with operating leases, net                        $      23,042,358       $       23,236,071
Net investment in direct financing leases                                        4,341,176                4,443,493
Real estate held for sale                                                        3,772,370                6,191,911
Investment in joint ventures                                                     1,735,795                1,749,787
Cash and cash equivalents                                                        5,193,751                2,084,914
Certificates of deposit                                                            554,301                  550,991
Receivables, less allowance for doubtful accounts
    of $176,678 and $170,957, respectively                                           2,840                    9,454
Accrued rental income, less allowance for doubtful
    accounts of $8,334 and $9,061, respectively                                  2,083,008                2,063,718
Other assets                                                                        54,720                   47,580
                                                                         ------------------      -------------------

                                                                         $      40,780,319       $       40,377,919
                                                                         ==================      ===================

               LIABILITIES AND PARTNERS' CAPITAL

Accounts payable and accrued expenses                                    $          73,778       $           25,794
Real estate taxes payable                                                           28,241                   16,504
Distributions payable                                                              956,252                  956,252
Due to related parties                                                              36,164                   19,503
Rents paid in advance and deposits                                                 240,669                  241,936
                                                                         ------------------      -------------------
    Total liabilities                                                            1,335,104                1,259,989

Minority interests                                                               1,201,126                1,217,270

Commitment (Note 3)

Partners' capital                                                               38,244,089               37,900,660
                                                                         ------------------      -------------------

                                                                         $      40,780,319       $       40,377,919
                                                                         ==================      ===================



            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME

                                                            Quarter Ended                    Nine Months Ended
                                                            September 30,                      September 30,
                                                       2004             2003              2004             2003
                                                   -------------   ----------------   --------------  ----------------
Revenues:
    Rental income from operating leases            $    747,425    $       765,711    $   2,224,349   $     2,233,428
    Earned income from direct financing leases          124,863            132,107          391,762           395,651
    Contingent rental income                              4,069              2,612           19,733            18,634
    Interest and other income                             1,162              1,743           32,649            11,827
                                                   -------------   ----------------   --------------  ----------------
                                                        877,519            902,173        2,668,493         2,659,540
                                                   -------------   ----------------   --------------  ----------------

Expenses:
    General operating and administrative                118,901             62,220          336,136           215,404
    Property related                                      1,295             14,936            9,124            17,867
    Management fees to related parties                   10,398             11,591           31,654            33,619
    State and other taxes                                    --                  9           54,905            43,004
    Depreciation and amortization                       132,632            134,185          396,874           399,246
                                                   -------------   ----------------   --------------  ----------------
                                                        263,226            222,941          828,693           709,140
                                                   -------------   ----------------   --------------  ----------------

Income before minority interests and equity in
earnings of unconsolidated joint ventures               614,293            679,232        1,839,800         1,950,400

Minority interests                                      (27,815)           (27,891)         (83,299)          (84,415)

Equity in earnings of unconsolidated joint
    ventures                                             37,251             40,708          112,760           124,910
                                                   -------------   ----------------   --------------  ----------------

Income from continuing operations                       623,729            692,049        1,869,261         1,990,895
                                                   -------------   ----------------   --------------  ----------------

Discontinued operations:
    Income from discontinued operations                  97,773             76,478          373,975           381,477
    Gain on disposal of discontinued operations              --                 --          968,949                --
                                                   -------------   ----------------   --------------  ----------------
                                                         97,773             76,478        1,342,924           381,477
                                                   -------------   ----------------   --------------  ----------------

Net income                                         $    721,502    $       768,527    $   3,212,185   $     2,372,372
                                                   =============   ================   ==============  ================

Income per limited partner unit:
    Continuing operations                          $       0.14    $          0.15    $        0.42   $          0.44
    Discontinued operations                                0.02               0.02             0.29              0.09
                                                   -------------   ----------------   --------------  ----------------
                                                   $       0.16    $          0.17    $        0.71   $          0.53
                                                   =============   ================   ==============  ================

Weighted average number of limited
    partner units outstanding                         4,500,000          4,500,000        4,500,000         4,500,000
                                                   =============   ================   ==============  ================


            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                    CONDENSED STATEMENTS OF PARTNERS' CAPITAL

                                                                           Nine Months Ended          Year Ended
                                                                              September 30,           December 31,
                                                                                  2004                   2003
                                                                         ---------------------    ------------------
General partners:
    Beginning balance                                                    $            259,109     $         259,109
    Net income                                                                             --                    --
                                                                         ---------------------    ------------------
                                                                                      259,109               259,109
                                                                         ---------------------    ------------------

Limited partners:
    Beginning balance                                                              37,641,551            38,228,265
    Net income                                                                      3,212,185             3,238,294
    Distributions ($0.64 and $0.85 per
       limited partner unit, respectively)                                         (2,868,756)           (3,825,008)
                                                                         ---------------------    ------------------
                                                                                   37,984,980            37,641,551
                                                                         ---------------------    ------------------

Total partners' capital                                                  $         38,244,089     $      37,900,660
                                                                         =====================    ==================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                               2004                2003
                                                                          ----------------   -----------------

Net cash provided by operating activities                                 $     2,919,652    $      3,130,806
                                                                          ----------------   -----------------

Cash flows from investing activities:
    Proceeds from sale of assets                                                3,357,384                  --
    Additions to real estate properties with operating leases                    (200,000)                 --
                                                                          ----------------   -----------------
          Net cash from investing activities                                    3,157,384                  --
                                                                          ----------------   -----------------

Cash flows from financing activities:
    Distributions to limited partners                                          (2,868,756)         (2,981,256)
    Distributions to holders of minority interests                                (99,443)            (99,969)
                                                                          ----------------   -----------------
          Net cash used in financing activities                                (2,968,199)         (3,081,225)
                                                                          ----------------   -----------------

Net increase in cash and cash equivalents                                       3,108,837              49,581

Cash and cash equivalents at beginning of period                                2,084,914           1,274,469
                                                                          ----------------   -----------------

Cash and cash equivalents at end of period                                $     5,193,751    $      1,324,050
                                                                          ================   =================

Supplemental schedule of non-cash financing activities:

    Distributions declared and unpaid at end of
       period                                                             $       956,252    $        956,252
                                                                          ================   =================

            See accompanying notes to condensed financial statements.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments, consisting of normal recurring adjustments, which are, in the opinion of the general partners, necessary for a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2004, may not be indicative of the results that may be expected for the year ending December 31, 2004. Amounts as of December 31, 2003, included in the financial statements, have been derived from audited financial statements as of that date.

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

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January
         2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. The Partnership adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, which had been accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. The Partnership has restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of these entities being reported on a gross basis in the Partnership's financial statements; however, these restatements had no effect on partners' capital or net income.

2.       Discontinued Operations

         During 2003, the Partnership identified for sale three properties that were classified as discontinued operations in the accompanying financial statements. The Partnership sold the property in Tempe, Arizona in December 2003. During the nine months ended September 30, 2004, the Partnership identified seven additional properties for sale and reclassified the assets to real estate held for sale. Because the current carrying amount of these assets is less than their fair value less cost to sell, no provision for write-down of assets was recorded. In March 2004, the Partnership sold the properties in Toccoa, Georgia; Blue Springs, Missouri; and Fultondale, Alabama to separate third parties and received aggregate net sales proceeds of approximately $3,357,400, resulting in a gain on disposal of discontinued operations of approximately $968,900.

                            CNL INCOME FUND XII, LTD.
                         (A Florida Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
           Quarters and Nine Months Ended September 30, 2004 and 2003


2.       Discontinued Operations - Continued

         The operating results of these ten properties reflected as discontinued operations are as follows:

                                                         Quarter Ended                 Nine Months Ended
                                                         September 30,                   September 30,
                                                      2004            2003             2004          2003
                                                 ---------------  -------------    -------------  ------------
                Rental revenues                  $      107,113   $    169,300     $    398,317   $   516,380
                Expenses                                 (9,340)       (35,116)         (24,342)      (77,197)
                Provision for write-down of
                      assets                                 --        (57,706)              --       (57,706)
                                                 ---------------  -------------    -------------  ------------
                Income from discontinued
                operations                       $       97,773   $     76,478     $    373,975   $   381,477
                                                 ===============  =============    =============  ============


3.       Commitment

         In September 2004, the Partnership entered into an agreement with a third party to sell the property in Simpsonville, South Carolina.

4.       Merger Transaction

         On August 9, 2004, the Partnership entered into a definitive Agreement and Plan of Merger pursuant to which the Partnership will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL
         Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. CNL Restaurant Properties, Inc. currently provides property management and other services to the Partnership. The merger of the Partnership (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, the limited partners will receive total consideration of approximately $45.35 million, consisting of approximately $37.92 million in cash and approximately $7.43 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $191,000 consisting of approximately $160,000 in cash and approximately $31,000 in preferred stock.

5.       Subsequent Event

         In October 2004, the Partnership sold the property in Columbia, Mississippi for $652,000 and received net sales proceeds of approximately $646,600 resulting in a gain of approximately $161,900 which will be recognized in the fourth quarter of 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CNL Income Fund XII, Ltd. (the "Partnership," which may be referred to as "we," "us," or "our") is a Florida limited partnership that was organized on August 20, 1991, to acquire for cash, either directly or through joint venture and tenancy in common arrangements, both newly constructed and existing restaurants, as well as Properties upon which restaurants were to be constructed (the "Properties"), which are leased primarily to operators of national and regional fast-food and family-style restaurant chains. The leases are generally triple-net leases, with the lessees responsible for all repairs and maintenance, property taxes, insurance and utilities. As of September 30, 2003, we directly owned 41 Properties and owned seven Properties indirectly through joint venture or tenancy in common arrangements. As of September 30, 2004, we directly owned 37 Properties and owned seven Properties indirectly through joint venture or tenancy in common arrangements.

Merger Transactions

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

         In furtherance of this, on August 9, 2004, we entered into a definitive Agreement and Plan of Merger pursuant to which we will be merged with a subsidiary of U.S. Restaurant Properties, Inc. (NYSE: USV). The merger is one of multiple concurrent transactions pursuant to which 17 other affiliated limited partnerships also will be merged with a subsidiary of U.S. Restaurant Properties, Inc. and in which CNL Restaurant Properties, Inc., an affiliate, also will be merged with U.S. Restaurant Properties, Inc. Our merger (and each of the 17 other affiliated mergers) is subject to certain conditions including approval by a majority of the limited partners, consummation of a minimum number of limited partnership mergers representing at least 75.0% in value (as measured by the value of the merger consideration) of all limited partnerships, consummation of the merger between U.S. Restaurant Properties, Inc. and CNL Restaurant Properties, Inc., approval of the shareholders of U.S. Restaurant Properties, Inc., and availability of financing. U.S. Restaurant Properties, Inc. is a real estate investment trust (REIT) that focuses primarily on acquiring, owning and leasing restaurant properties. The transaction is expected to be consummated in the first quarter of 2005.

         Under the terms of the merger agreement, if the transaction is approved, our limited partners will receive total consideration of approximately $45.35 million, consisting of approximately $37.92 million in cash and approximately $7.43 million in U.S. Restaurant Properties, Inc. Series A Convertible Preferred Stock that is listed on the New York Stock Exchange. The general partners will receive total consideration of approximately $191,000 consisting of approximately $160,000 in cash and approximately $31,000 in preferred stock.

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

Capital Resources

         For the nine months ended September 30, 2004 and 2003, net cash provided by operating activities was $2,919,652 and $3,130,806, respectively.

         During the nine months ended September 30, 2004, we sold the Properties in Toccoa, Georgia, Blue Springs, Missouri and Fultondale, Alabama to separate third parties and received aggregate net sales proceeds of approximately $3,357,400 resulting in an aggregate gain on disposal of discontinued operations of approximately $968,900. The general partners may reinvest the net sales proceeds in additional Properties or use the sales proceeds to pay liabilities.


         In addition, during the nine months ended September 30, 2004, we amended the lease for the Property in Tempe, Arizona and as a result, funded $200,000 of renovation costs. We are not obligated to fund any additional amounts in the future related to this lease amendment.

         At September 30, 2004, we had $5,193,751 in cash and cash equivalents, as compared to $2,084,914 at December 31, 2003. At September 30, 2004, these funds were held in demand deposit accounts at a commercial bank. The increase in cash and cash equivalents at September 30, 2004 was a result of holding net sales proceeds from the sales described above. The funds remaining at September 30, 2004, after payment of distributions and other liabilities, may be used to invest in additional Properties and to meet our working capital needs.

         In March 2004, we entered into an agreement with a third party to sell the Property in Columbia, Mississippi. In October 2004, we sold the Property and received net sales proceeds of approximately $646,600 resulting in a gain on disposal of discontinued operations of approximately $161,900, which will be recognized in the fourth quarter of 2004. We may reinvest the net sales proceeds in an additional Property and use the sales proceeds to meet our working capital needs.

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

         We generally distribute cash from operations remaining after the payment of operating expenses to the extent that the general partners determine that such funds are available for distribution. Based on current and anticipated future cash from operations, we declared distributions to the limited partners of $2,868,756 for each of the nine months ended September 30, 2004 and 2003 ($956,252 for each applicable quarter). This represents distributions for each of the six months of $0.64 per unit ($0.21 per unit for each applicable quarter). No distributions were made to the general partners for the quarters and nine months ended September 30, 2004 and 2003. No amounts distributed to the limited partners for the nine months ended September 30, 2004 and 2003 are required to be or have been treated as a return of capital for purposes of
calculating   the   limited   partners'   return  on  their   adjusted   capital
contributions. We intend to continue to make distributions of cash to the limited partners on a quarterly basis.

         Total liabilities, including distributions payable, were $1,335,104 at September 30, 2004, as compared to $1,259,989 at December 31, 2003. The increase was due to an increase in accounts payable and accrued expenses, real estate taxes payable and amounts due to related parties. The general partners believe that we have sufficient cash on hand to meet our current working capital needs.

Contractual Obligations, Contingent Liabilities, and Commitments

         In March 2004, we entered into an agreement with a third party to sell the Property in Columbia, Mississippi. We sold this Property in October 2004. In September 2004, we entered into an agreement with a third party to sell the Property in Simpsonville, South Carolina. As of November 5, 2004, we had not sold this Property.

Long-Term Liquidity

         We have no long-term debt or other  long-term  liquidity  requirements.

Results of Operations

         Rental revenues from continuing operations were $2,616,111 during the nine months ended September 30, 2004, as compared to $2,629,079 during the same period of 2003, $872,288 and $897,818 of which were earned during the third quarter of 2004 and 2003, respectively. Rental revenues from continuing operations were higher during the quarter and nine months ended September 30, 2003 in part because we collected and recognized as income rent deferrals from prior years relating to the Property in Tucson, Arizona.

         We earned $112,760 attributable to net income earned by unconsolidated joint ventures during the nine months ended September 30, 2004, as compared to $124,910 during the same period of 2003, $37,251 and $40,708 of which were earned during the quarters ended September 30, 2004 and 2003, respectively. The decrease during the quarter and nine months ended September 30, 2004 was primarily due to the January 2004 expiration of the lease of the Property in Kingsville, Texas, owned by Kingsville Real Estate Joint Venture, in which we have a 31.13% interest. The lost revenues resulting from the lease expiration will continue to have an adverse effect on the equity in earnings of unconsolidated joint ventures if the joint venture is not able to re-lease the Property in a timely manner.

         We earned $32,649 in interest and other income during the nine months ended September 30, 2004, as compared to $11,827 during the same period of 2003, $1,162 and $1,743 of which were earned during the third quarters of 2004 and 2003, respectively. Interest and other income were higher during the nine months ended September 2004 because we received reimbursement of property expenditures that were incurred in previous years relating to a vacant Property. The former tenant reimbursed these amounts as a result of its 1998 bankruptcy proceedings.

         Operating expenses, including depreciation and amortization expense, were $828,693 during the nine months ended September 30, 2004, as compared to $709,140 during the same period of 2003, $263,226 and $222,941 of which were incurred during the quarters ended September 30, 2004 and 2003, respectively. The increase in operating expenses during the quarter and nine months ended September 30, 2004, was partially due to incurring additional general operating and administrative expenses, including, primarily, legal fees incurred in connection with the merger transaction described above. The increase in operating expenses during the nine months ended September 30, 2004 was also partially attributable to an increase in state tax expense relating to a state in which we conduct business.

         We recognized income from discontinued operations (rental revenues less property related expenses and provision for write-down of assets) of $76,478 and $381,477 during the quarter and nine months ended September 30, 2003, relating to the Properties in Tempe, Arizona; Toccoa, Georgia; Blue Springs, Missouri; Fultondale, Alabama; Black Mountain, North Carolina; Columbia, Mississippi; Crossville, Tennessee; Pensacola, Florida, Simpsonville, South Carolina and Columbus, Georgia. We recorded a provision for write-down of assets of approximately $57,700 during the quarter and nine months ended September 30, 2003 related to the Property in Tempe, Arizona. We sold this Property in December 2003. We recognized income from discontinued operations of $97,773 and $373,975 during the quarter and nine months ended September 30, 2004. We sold the Toccoa, Georgia; Blue Springs, Missouri; and Fultondale, Alabama Properties in March 2004 and recorded an aggregate gain on disposal of discontinued operations of approximately $968,900. In October 2004, we sold the Property in Columbia, Mississippi, as described above. As of November 5, 2004, the Partnership had not sold the Properties in Black Mountain, North Carolina; Crossville, Tennessee; Pensacola, Florida; Simpsonville, South Carolina and Columbus, Georgia.

         In December 2003, the Financial Accounting Standards Board issued a revision to FASB Interpretation No. 46 (originally issued in January 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities" requiring existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity's expected losses, receives a majority of its expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in an entity that change with changes in the fair value of the entity's net assets excluding variable interests. Prior to FIN 46R, a company generally included another entity in its financial statements only if it controlled the entity through voting interests. Application of FIN 46R is required in financial statements of public entities that have interests in variable interest entities for periods ending after March 15, 2004. We adopted FIN 46R during the quarter ended March 31, 2004, which resulted in the consolidation of previously unconsolidated joint ventures, Williston Real Estate Joint Venture, Bossier City Joint Venture, and CNL VIII, X, XII Kokomo Joint Venture, which had been accounted for under the equity method. FIN 46R does not require, but does permit restatement of previously issued financial statements. We restated prior year's financial statements to maintain comparability between the periods presented. Such consolidation resulted in certain assets and minority interests, and revenues and expenses, of the entities being reported on a gross basis in our financial statements; however, these restatements had no effect on partners' capital or net income.


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

                           PART II. OTHER INFORMATION


Item 1.   Legal Proceedings.   Inapplicable.
          ------------------

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
          ------------------------------------------------------------
          Inapplicable.

Item 3.   Default upon Senior Securities.   Inapplicable.
          -------------------------------

Item 4.   Submission of Matters to a Vote of Security Holders.   Inapplicable.
          ----------------------------------------------------

Item 5.   Other Information.   Inapplicable.
          ------------------

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

          (a)   Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XII, LLC, and CNL Income Fund XII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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

         DATED this 10th day of November 2004.


                                CNL INCOME FUND XII, LTD.

                                By:   CNL REALTY CORPORATION
                                      General Partner


                                      By:   /s/ James M. Seneff, Jr.
                                           -------------------------------------
                                           JAMES M. SENEFF, JR.
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                      By:   /s/ Robert A. Bourne
                                           -------------------------------------
                                            ROBERT A. BOURNE
                                            President and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

                                  EXHIBIT INDEX

Exhibit Number

                Exhibits

                2.1 Agreement and Plan of Merger among U.S. Restaurant Properties, Inc., Ivanhoe Acquisition XII, LLC, and CNL Income Fund XII, Ltd., dated as of August 9, 2004. (Included as Exhibit 99.2 to Form 8-K filed with the Securities and Exchange Commission on August 9, 2004, and incorporated herein by reference.)

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